Form 10-Q
period 1996-06-30
DETROIT DIESEL CORP
filed 1996-08-12
CIK 910058

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1996

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934
            For the transition period from .......... to ..........

                          Commission File No. 1-12394

                           DETROIT DIESEL CORPORATION
             (Exact name of registrant as specified in its charter)

                      DELAWARE                                                      38-2772023
(State or other jurisdiction of incorporation or organization)            (IRS Employer Identification No.)

             13400 OUTER DRIVE WEST, DETROIT, MICHIGAN 48239-4001 (Address of principal executive offices, including zip code)

                                  313-592-5000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [ X ]   No   [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

       COMMON STOCK $0.01 PAR VALUE                 24,697,316 SHARES
             Class                            Outstanding at August 8, 1996




        This report contains 18 pages.  The exhibit index is on page 16.

                               TABLE OF CONTENTS


                                                                                               PAGE NO.
                                                                                               --------
PART I - FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                 Consolidated Statements of Operations for the
                 Three and Six Months Ended June 30, 1996 and 1995                                3

                 Consolidated Balance Sheets at June 30, 1996
                 and December 31, 1995                                                            4

                 Consolidated Statements of Cash Flows for the
                 Six Months Ended June 30, 1996 and 1995                                          5

                 Notes to Unaudited Consolidated Financial Statements                             6

                 Independent Accountants' Review Reports                                          8

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                  10

PART II - OTHER INFORMATION

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                               14

SIGNATURE                                                                                        15

EXHIBIT  INDEX                                                                                   16

                        PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                           DETROIT DIESEL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                   THREE MONTHS ENDED    SIX MONTHS ENDED
                                       JUNE 30,              JUNE 30,
                                   1996       1995       1996        1995
                                   -----      -----      -----       -----
Net revenues                      $ 491.3    $ 552.5    $ 970.1    $1,083.1
Cost of sales                       378.6      427.6      745.2       833.6
                                    -----      -----      -----       -----
     Gross profit                   112.7      124.9      224.9       249.5

Expenses:
     Selling and administrative      69.4       80.0      141.1       159.1
     Research and development        27.0       23.2       51.5        46.9
     Interest                         2.6        2.5        5.4         5.4
     Special charge (Note 4)         38.3        -         38.3         -
                                    -----      -----      -----       -----
          Total                     137.3      105.7      236.3       211.4

(Loss) income before income taxes
    and minority interests          (24.6)      19.2      (11.4)       38.1

Provision for income taxes           (8.6)       6.3       (4.0)       12.9

Minority interests                     .2         .2         .5          .5
                                    -----      -----      -----       -----
Net (loss) income                 $ (16.2)   $  12.7    $  (7.9)   $   24.7
                                    =====      =====      =====       =====
Primary net (loss) income per     $  (.66)   $   .51    $  (.32)   $   1.00
 share                                ===        ===        ===        ====


See accompanying Notes to Unaudited Consolidated Financial Statements.

                           DETROIT DIESEL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                                                          JUNE 30,   DEC. 31,
                                                                                           1996       1995
                                                                                           ----       ----
ASSETS                                                                                 (Unaudited)
CURRENT ASSETS:
Cash                                                                                   $    4.8   $    5.1
Accounts and notes receivable, net of allowances of $5.7 and $5.2, respectively           304.3      283.9
Inventories                                                                               301.0      282.4
Prepaid expenses, deferred charges and other current assets                                14.1       11.4
Deferred tax assets                                                                        57.5       56.8
                                                                                        -------    -------
          TOTAL CURRENT ASSETS                                                            681.7      639.6
PROPERTY, PLANT AND EQUIPMENT -
Net of accumulated depreciation of $113.5 and $100.0, respectively                        279.4      256.4
DEFERRED TAX ASSETS                                                                        25.7       15.7
INTANGIBLE ASSETS, NET                                                                    102.4      101.8
OTHER ASSETS                                                                               31.2       31.6
                                                                                        -------    -------
          TOTAL ASSETS                                                                 $1,120.4   $1,045.1
                                                                                        =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable                                                                          $   25.2   $   29.2
Accounts payable                                                                          285.3      275.0
Accrued expenses                                                                          158.7      191.0
Deferred tax liabilities                                                                    1.1        1.3
Current portion of long-term debt and capital leases                                        2.6        2.4
                                                                                        -------    -------
          TOTAL CURRENT LIABILITIES                                                       472.9      498.9

LONG-TERM DEBT AND CAPITAL LEASES                                                         126.4       58.5
OTHER LIABILITIES                                                                         169.9      138.6
DEFERRED TAX LIABILITIES                                                                   31.4       26.8
DEFERRED INCOME                                                                             6.7        7.0
MINORITY INTERESTS                                                                          5.5        4.9
STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.01 per share; no shares issued                                -          -
Common stock, par value $0.01 per share;
     24.7 million shares issued and outstanding                                              .2         .2
Additional paid-in capital                                                                217.8      217.4
Retained earnings                                                                          97.2      105.1
Additional minimum pension liability                                                       (6.7)      (6.7)
Currency translation adjustment                                                             (.5)      (5.0)
Deferred compensation on restricted stock                                                   (.4)       (.6)
                                                                                        -------    -------
          TOTAL STOCKHOLDERS' EQUITY                                                      307.6      310.4
                                                                                        -------    -------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $1,120.4   $1,045.1
                                                                                        =======    =======

See accompanying Notes to Unaudited Consolidated Financial Statements.

                           DETROIT DIESEL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                          SIX MONTHS ENDED
                                                                             JUNE 30,
                                                                          1996      1995
                                                                          ----      ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss) income                                                   $ (7.9)      $  24.7
    Adjustments to reconcile net (loss) income to net cash (used in)
      provided by operating activities:
          Depreciation and amortization                                   16.3          17.4
          Changes in assets and liabilities which provided (used) cash:
                Accounts and notes receivable                            (18.2)        (65.4)
                Inventories                                              (17.3)        (20.6)
                Prepaid expenses, deferred charges and other current
                 assets                                                   (2.5)          1.6
                Deferred taxes                                            (6.9)         (8.9)
                Accounts payable                                           7.6         109.0
                Accrued expenses and other liabilities                    (1.5)         28.6
                Intangible and other assets                                1.0          (1.6)
                                                                        ------       -------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                      (29.4)         84.8
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property, plant and equipment                         (32.7)        (34.4)
    Proceeds from sale of property, plant and equipment                    1.1            .3
    Investments in and advances to affiliates                              (.2)         (1.6)
    Proceeds from sales of subsidiaries                                    --           11.3
    Proceeds from sale of investment                                       --           10.0
    Acquisitions of consolidated subsidiaries                              --         (130.3)
    Dividend received from unconsolidated affiliate                        --             .3
                                                                        ------       -------
NET CASH USED IN INVESTING ACTIVITIES                                    (31.8)       (144.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net (payments on) proceeds from notes payable                         (4.4)          2.4
    Net proceeds from long-term debt                                      65.4          65.4
                                                                        ------       -------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                 61.0          67.8
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                    (.1)           .2
                                                                        ------       -------
NET (DECREASE) INCREASE IN CASH                                            (.3)          8.4
CASH AT THE BEGINNING OF THE PERIOD                                        5.1          11.3
                                                                        ------       -------
CASH AT THE END OF THE PERIOD                                           $  4.8       $  19.7
                                                                        ======       =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                            $  5.5       $   4.7
                                                                        ======       =======
    Income Taxes                                                        $  6.2       $  15.5
                                                                        ======       =======
  Noncash investing and financing activities:
    Capital lease obligations incurred                                  $  2.3
                                                                        ======
    Contribution of assets to joint venture                             $   .5
                                                                        ======
    Issuance of deferred stock                                          $   .4
                                                                        ======

See accompanying notes to Unaudited Consolidated Financial Statements.

DETROIT DIESEL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - FINANCIAL STATEMENTS.
         The accompanying unaudited consolidated financial statements have been prepared by management and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Detroit Diesel Corporation and its majority-owned subsidiaries ("Detroit Diesel" or the "Company") as of June 30, 1996 and the results of its operations for the three and six month periods ended June 30, 1996 and 1995 and its cash flows for the six month periods ended June 30, 1996 and 1995.

         The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's 1995 Annual Report to Stockholders. The results of operations for the three and six month periods ended June 30, 1996 will not necessarily be indicative of the operating results for the full year.

         Certain reclassifications have been made to prior year amounts to conform with the classifications used in 1996.

NOTE 2 - INVENTORIES.
         At June 30, 1996 and December 31, 1995, inventories (principally using the first-in, first-out method) consist of the following:


                                               JUNE 30,         DEC. 31,
 ($ in millions)                                1996             1995
                                                ----             ----
 Productive                                    $175.0            $163.6
 Service parts                                   91.0              85.7
 Remanufacturing parts                           27.0              25.6
 Non-productive                                   8.0               7.5
                                               ------            ------
                                               $301.0            $282.4
                                               ======            ======

The components of productive inventory are:

 Raw materials                                    44%               49%
 Work in process                                  21%               21%
 Finished product                                 35%               30%


NOTE 3 - INTANGIBLE ASSETS.
         Intangible assets include goodwill of $79.9 million and $78.9 million at June 30, 1996 and December 31, 1995, respectively. Accumulated amortization of intangible assets as of June 30, 1996 and December 31, 1995 was $11.0 million and $9.0 million, respectively.

DETROIT DIESEL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - SPECIAL CHARGE.
         During the three month period ended June 30, 1996, the Company recorded a special charge of $38.3 million for product coverage expenses and to reduce the value of an investment in Mexico to its estimated fair value.

NOTE 5 - NET INCOME (LOSS) PER SHARE.
         Primary net loss per share for the three and six month periods ended June 30, 1996 was computed by dividing net income by the weighted average number of common shares outstanding (24,697,316) plus the weighted average dilutive effect of the Company's incentive stock options (301 and 317) determined using the treasury stock method.

         Primary net income per share for the three and six month periods ended June 30, 1995 was computed by dividing net income by the weighted average number of common shares outstanding (24,676,649) plus the weighted average dilutive effect of the Company's incentive stock options (31,384 and 38,343) determined using the treasury stock method.

NOTE 6 - COMMITMENTS AND CONTINGENCIES.
         The Company is contingently liable for letters of credit and guarantees to banks aggregating approximately $30 million as of June 30, 1996.

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholders
Detroit Diesel Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Detroit Diesel Corporation and subsidiaries (the "Company") as of June 30, 1996, and the related condensed consolidated statements of operations and cash flows for the three-month and six-month periods ended June 30, 1996 and 1995 included in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996. These consolidated financial statements are the responsibility of the Company's management. We were furnished with the report of other accountants on their review of the interim financial information of VM Motori S.p.A. (a consolidated subsidiary), whose total assets constituted 27% of consolidated total assets at June 30, 1996, and whose total revenues constituted 14% and 13% of consolidated total revenues for the respective three-month and six-month periods ended June 30, 1996, and 12% and 13% of consolidated total revenues for the respective three-month and six-month periods ended June 30, 1995.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is an expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review and the report of other accountants, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of the Company as of December 31, 1995, and the related consolidated statements of income, stockholders' equity and cash flows, for the year then ended (not presented herein); and in our report dated February 7, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the condensed consolidated balance sheet at December 31, 1995 included in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which such information has been derived.

/s/Deloitte & Touche LLP
Detroit, Michigan
July 24, 1996

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Shareholders and Board of Directors
Detroit Diesel Corporation

We have reviewed the consolidated interim financial statements of VM Motori S.p.A. and Subsidiaries as of June 30, 1996 and for the six-month period then ended. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with generally accepted accounting principles in the United States of America.

/s/ Reconta Ernst & Young
Bologna, Italy
July 16, 1996

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The percentage relationships between net revenues and other elements of the Company's Consolidated Statements of Operations for the comparative reporting periods were:

                                                                       THREE MONTHS            SIX MONTHS
                                                                          ENDED                   ENDED
                                                                         JUNE 30,                JUNE 30,
                                                                     1996       1995          1996       1995
                                                                     ----        ----          ----       ----
Net revenues                                                         100.0%      100.0%        100.0%     100.0%
Cost of sales                                                         77.1%       77.4%         76.8%      77.0%
                                                                      ----        ----          ----       ----
     Gross profit                                                     22.9%       22.6%         23.2%      23.0%
Expenses:
     Selling and administrative                                       14.1%       14.5%         14.5%      14.7%
     Research and development                                          5.5%        4.2%          5.3%       4.3%
     Interest                                                           .5%         .4%           .6%        .5%
     Special charge                                                    7.8%        -             4.0%        -
                                                                      ----        ----          ----       ----
          Total                                                       27.9%       19.1%         24.4%      19.5%
(Loss) income before income taxes and minority interests              (5.0%)       3.5%         (1.2%)      3.5%
Provision for income taxes                                            (1.7%)       1.2%          (.4%)      1.2%
Minority interests                                                      -           -             -          -
                                                                      ----        ----          ----       ----
Net (loss) income                                                     (3.3%)       2.3%          (.8%)      2.3%
                                                                      ====        ====          ====       ====
         The Company's net revenues for each of its markets were:

                                                                      THREE MONTHS              SIX MONTHS
                                                                         ENDED                    ENDED
                                                                         JUNE 30,                 JUNE 30,
(In millions)                                                        1996       1995           1996       1995
                                                                     ----       ----           ----       ----
On-Highway Truck                                                     $ 190       $ 245         $ 384     $  489
Construction & Industrial                                               92          90           179        177
Automotive                                                              55          57           107        119
Coach & Bus                                                             53          48           104         93
Marine                                                                  44          42            82         76
Power Generation                                                        33          38            64         72
Military                                                                24          32            50         57
                                                                      ----        ----          ----     ------
     Total                                                           $ 491       $ 552         $ 970     $1,083
                                                                      ====        ====          ====     ======

THREE AND SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 1995

         NET REVENUES. Net revenues for the three months ended June 30, 1996 were $491.3 million, a decrease of $61.2 million, or 11% from $552.5 million for the comparable period of 1995. Net revenues for the six months ended June 30, 1996 were $970.1 million, a decrease of $113 million or 10% from $1,083.1 million for the comparable period last year. The decrease in net revenues reflects the decline of the on-highway heavy-duty truck market in which sales of the Company's products declined 22% and 21% for the three months and six months ended June 30, 1996, respectively, from the comparable periods of 1995. Also contributing to the decrease were automotive market revenues which decreased approximately 4% and 10% for the three months and six months ended June 30, 1996, respectively, when compared to the same period of 1995, principally due to timing of customer requirements resulting from model changeovers and the launch of new product programs scheduled for the latter half of the year. Power generation revenues declined 13% for the three months ended June 30, 1996 and 11% for the six months ended June 30, 1996 compared to the three and six months ended June 30, 1995 resulting from continued weak demand in the Far East region. The Company also experienced a decrease in military market revenues of 25% and 12% for the three months and six months ended June 30, 1996 compared to the same periods in 1995 reflecting the timing of engine kits sold overseas and reduced defense budget levels.

         The coach and bus, construction and industrial, and marine markets partially offset decreases in other markets reflecting revenue increases of 10%, 2% and 5%, respectively, in the second quarter of 1996 compared to 1995 and 12%, 1% and 8%, respectively, during the first six months of 1996 compared
to 1995.   In addition, service part sales and revenues from the Company's remanufacturing subsidiary reflected gains over the prior year partially offsetting the effects of the reduced truck market.

         GROSS PROFIT. Gross profit for the three months ended June 30, 1996 was $112.7 million, or 22.9% of net revenues, compared to $124.9 million, or 22.6% of net revenues for the corresponding period of 1995. For the six months ended June 30, 1996, gross profit was $224.9 million, or 23.2% of net revenues, compared to $249.5 million, or 23.0% of net revenues for the corresponding period of 1995. The increase in gross profit as a percent of net revenues reflects the Company's ability to reduce costs, especially manufacturing overtime and purchased material, combined with favorable product sales mix.

         SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses for the three months ended June 30, 1996 were $69.4 million, or 14.1% of net revenues, compared to $80.0 million, or 14.5% of net revenues for the corresponding period of 1995. For the six months ended June 30, 1996, selling and administrative expenses were $141.1 million, or 14.5% of net revenues, compared to $159.1 million, or 14.7% of net revenues for the corresponding period of 1995. The decreases in selling and administrative expenses as a percent of net revenues are attributable to salaried workforce reductions and the sale and reduced ownership of subsidiaries in the fourth quarter of 1995.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses of $27.0 million for the three months and $51.5 million for the six months ended June 30, 1996 were $3.8 million and $4.6 million higher than the corresponding periods of 1995. The increases are attributable to continued development of the new Series 2000 and Series 4000 engines, off-highway emissions efforts and increased product engineering at the company's Italian subsidiary, VM Motori S.p.A. ("VM"), for domestic and international applications.

         SPECIAL CHARGE. Second quarter results include a special charge of $36.3 million for product coverage expenses associated with variability in component machining affecting a limited number of engines used in specific duty cycles. Additionally, the Company reduced the carrying value of an investment in Mexico by $2 million to its estimated fair value.

         INTEREST EXPENSE. Interest expense of $2.6 million for the three months and $5.4 million for the six months ended June 30, 1996, was consistent with the same periods in 1995.

         PROVISION FOR INCOME TAXES. The provision for income taxes is reported during the interim reporting periods on the basis of the Company's estimated annual effective tax rate for the taxable jurisdictions in which the Company operates. The Company's estimated effective annual tax rate for 1996 has increased to 35% from 32.5% due to the use of certain investment tax incentives during 1995 associated with VM.

         NET LOSS/INCOME. Net loss for the three months ended June 30, 1996 was $16.2 million, versus net income of $12.7 million for the comparable period
of 1995.   Net loss for the six months ended June 30, 1996 was $7.9 million versus net income of $24.7 million for the comparable period of 1995. Excluding the special charge, net income would have been $8.7 million and $17.0 million for the three and six months ended June 30, 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company's primary sources of liquidity have been cash provided by operations and bank borrowings under various revolving lines of credit and bank notes, including the Company's $300 million revolving line of credit, of which approximately $186 million was available as of June 30, 1996. The Company's subsidiary, VM, has an additional $59 million in unsecured, short term lines of credit with several banks, of which approximately $53 million was available at June 30, 1996.

         Cash used by operations for the six months ended June 30, 1996 was $29.4 million, reflecting the Company's net loss for the period, adjusted for non-cash items, and changes in working capital.

         Capital expenditures were $32.7 million and $34.4 million for the first six months of 1996 and 1995, respectively, and were used to enhance the production lines of the Company's Series 60 and Series 55 engines, to upgrade engineering facilities and equipment, and to upgrade facilities and equipment at the Company's subsidiaries.

         The Company is subject to risks of changes in foreign currency exchange rates due to its operations located outside of the United States, particularly in Italy and Mexico where the Company has subsidiary activities. During the first half of 1996, the increase in value of the Italian Lira compared to the U.S. dollar resulted in favorable translation adjustments relating to the Company's investment in VM. Changes in the value of the Mexican Peso had no material impact on the Company's investments during the first half of 1996.

         The Company expects that it will be able to satisfy on-going cash requirements (including capital expenditures for environmental compliance and other projects), for the next 12 months and thereafter, with cash flow from operations, supplemented, if necessary, by borrowings under its revolving lines of credit.

PROSPECTIVE INFORMATION

         The Company anticipates continued reduced demand in the North American heavy-duty truck market compared to 1995, which will result in lower sales of the Company's engines, particularly the Series 60 engine, in this market.

RESTRUCTURING

         During the fourth quarter of 1995, the Company recorded a $10 million before tax charge related to a restructuring plan which involved reducing approximately 5% of its salaried workforce. Accordingly, the Company estimates that this has resulted in savings of salaries and benefit expenses of approximately $2.0 million in the first half of 1996 compared to the first half of 1995. During the first six months of 1996, the Company charged $7.4 million to the reserve associated with the plan's implementation.


CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR" UNDER THE PRIVATE SECURITIES REFORM ACT OF 1995

         This document may include projections, forecasts and other forward-looking statements about the Company, the industry in which it competes and the markets it serves. The achievement of such projections, forecasts and other forward-looking statements is subject to certain risks and uncertainties, fully detailed in the "Cautionary Statement for purposes of 'Safe Harbor' under the Private Securities Act of 1995" in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, which is on file with the Securities and Exchange Commission.

                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     EXHIBIT NUMBER         DESCRIPTION

     15                     Letter Re: unaudited interim financial information

     27                     Financial Data Schedule

(b) The Company was not required to file a Form 8-K during the three months ended June 30, 1996.

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            DETROIT DIESEL CORPORATION

Date:  August 12, 1996                    By:      /s/ J. Randall Lawrence
                                                   ------------------------
                                                   J. Randall Lawrence
                                          Its:     Senior Vice President-Finance
                                                   and Chief Financial Officer
                                                   (Principal Financial Officer)

                                 EXHIBIT INDEX

         The following constitutes the exhibits to the Quarterly Report on Form 10-Q of the Company for the three and six months ended June 30, 1996:


EXHIBIT NUMBER      EXHIBIT                                                    PAGE NUMBER
- - --------------      -------                                                    -----------
15                  Letter Re:  unaudited interim financial information           17


27                  Financial Data Schedule                                       18