Form 10-Q
period 1996-09-30
DETROIT DIESEL CORP
filed 1996-11-13
CIK 910058

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1996

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934
            For the transition period from .......... to ..........

                          Commission File No. 1-12394

                           DETROIT DIESEL CORPORATION
             (Exact name of registrant as specified in its charter)


                  DELAWARE                                38-2772023
---------------------------------------------  ---------------------------------
      (State or other jurisdiction of          (IRS Employer Identification No.)
       incorporation or organization)

             13400 OUTER DRIVE WEST,  DETROIT, MICHIGAN 48239-4001
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                  313-592-5000
                                  ------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [ X ]   No   [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


COMMON STOCK $0.01 PAR VALUE                     24,697,316 SHARES
----------------------------              -------------------------------
           Class                          Outstanding at November 1, 1996

        This report contains 19 pages.  The exhibit index is on page 16.

                               TABLE OF CONTENTS

                                                                      PAGE NO.
PART I - FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS


            Consolidated Statements of Operations for the
            Three and Nine Months Ended September 30, 1996 and 1995        3

            Consolidated Balance Sheets at September 30, 1996
            and December 31, 1995                                          4

            Consolidated Statements of Cash Flows for the
            Nine Months Ended September 30, 1996 and 1995                  5

            Notes to Unaudited Consolidated Financial Statements           6

            Independent Accountants' Review Reports                        8

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS               10

  PART II - OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION                                           14

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                            14

  SIGNATURE                                                               15

  EXHIBIT INDEX                                                           16

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                           DETROIT DIESEL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                          THREE MONTHS ENDED         NINE MONTHS ENDED
                                             SEPTEMBER 30,             SEPTEMBER 30,
                                            1996        1995         1996         1995
                                           ------      ------      --------      --------
Net revenues                               $487.6      $493.6      $1,457.7      $1,576.7
Cost of sales                               375.3       377.4       1,120.5       1,211.0
                                           ------      ------      --------      --------
   Gross profit                             112.3       116.2         337.2         365.7

Expenses:
   Selling and administrative                72.5        76.9         213.6         236.0
   Research and development                  26.6        20.9          78.1          67.8
   Interest                                   3.7         2.3           9.1           7.7
   Special charge (Note 4)                      -           -          38.3             -
                                           ------      ------      --------      --------
      Total                                 102.8       100.1         339.1         311.5

Income (loss) before income taxes
   and minority interests                     9.5        16.1          (1.9)         54.2

Provision for income taxes                    2.3         5.0          (1.7)         17.9

Minority interests                             .1          .2            .6            .7
                                           ------      ------      --------      --------

Net income (loss)                          $  7.1      $ 10.9      $   (0.8)     $   35.6
                                           ======      ======      ========      ========
Primary net income (loss) per share        $  .29      $  .44      $   (.03)     $   1.44
                                           ======      ======      ========      ========

See accompanying Notes to Unaudited Consolidated Financial Statements

                           DETROIT DIESEL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                                   SEPT. 30,      DEC. 31,
                                                                                     1996           1995
                                                                                 -------------  -------------
ASSETS                                                                            (Unaudited)
------
CURRENT ASSETS:
Cash                                                                                 $    5.2       $    5.1
Accounts and notes receivable, net of allowances of $6.0 and $5.2, respectively         295.9          283.9
Inventories                                                                             298.1          282.4
Prepaid expenses, deferred charges and other current assets                              26.0           11.4
Deferred tax assets                                                                      55.3           56.8
                                                                                     --------       --------
   TOTAL CURRENT ASSETS                                                                 680.5          639.6
PROPERTY, PLANT AND EQUIPMENT -
Net of accumulated depreciation of $120.5 and $100.0, respectively                      284.8          256.4
DEFERRED TAX ASSETS                                                                      23.6           15.7
INTANGIBLE ASSETS, NET                                                                  101.8          101.8
OTHER ASSETS                                                                             36.1           31.6
                                                                                     --------       --------
   TOTAL ASSETS                                                                      $1,126.8       $1,045.1
                                                                                     ========       ========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
Notes payable                                                                        $   28.1       $   29.2
Accounts payable                                                                        276.4          275.0
Accrued expenses                                                                        165.4          191.0
Deferred tax liabilities                                                                  1.2            1.3
Current portion of long-term debt and capital leases                                      2.6            2.4
                                                                                     --------       --------
   TOTAL CURRENT LIABILITIES                                                            473.7          498.9


LONG-TERM DEBT AND CAPITAL LEASES                                                       134.1           58.5
OTHER LIABILITIES                                                                       159.0          138.6
DEFERRED TAX LIABILITIES                                                                 31.8           26.8
DEFERRED INCOME                                                                           6.6            7.0
MINORITY INTERESTS                                                                        5.6            4.9
STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.01 per share; no shares issued                                -              -
Common stock, par value $0.01 per share;
   24.7 million shares issued and outstanding                                              .2             .2
Additional paid-in capital                                                              217.8          217.4
Retained earnings                                                                       104.3          105.1
Additional minimum pension liability                                                     (6.7)          (6.7)
Currency translation adjustment                                                            .7           (5.0)
Deferred compensation on restricted stock                                                 (.3)           (.6)
                                                                                     --------       --------
   TOTAL STOCKHOLDERS' EQUITY                                                           316.0          310.4
                                                                                     --------       --------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $1,126.8       $1,045.1
                                                                                     ========       ========


See accompanying Notes to Unaudited Consolidated Financial Statements.

                           DETROIT DIESEL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)


                                                                                  NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                                 1996           1995
                                                                             -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                                            $  (.8)       $  35.6
   Adjustments to reconcile net (loss) income to net cash (used in)
     provided by operating activities:
       Depreciation and amortization                                              24.7           26.1
       Changes in assets and liabilities which provided (used) cash:
          Accounts and notes receivable                                           (9.5)         (43.9)
          Inventories                                                            (14.2)         (33.4)
          Prepaid expenses, deferred charges and other current assets            (14.3)           2.0
          Deferred taxes                                                          (2.4)          (9.0)
          Accounts payable                                                        (2.0)          66.2
          Accrued expenses and other liabilities                                  (5.9)          35.4
          Intangible and other assets                                              5.1           (1.9)
                                                                                ------        -------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                              (19.3)          77.1
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property, plant and equipment                                  (44.0)         (58.4)
   Proceeds from sale of property, plant and equipment                             1.0             .5
   Investments in and advances to affiliates                                      (9.1)          (1.9)
   Proceeds from sales of subsidiaries                                               -           11.3
   Proceeds from sale of investment                                                  -           10.0
   Acquisitions of consolidated subsidiaries                                         -         (130.3)
   Dividend received from unconsolidated affiliate                                   -             .3
                                                                                ------        -------
NET CASH USED IN INVESTING ACTIVITIES                                            (52.1)        (168.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (payments on) proceeds from notes payable                                  (1.6)           7.0
   Net proceeds from long-term debt                                               73.1           84.6
                                                                                ------        -------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                         71.5           91.6
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                              -            (.1)
                                                                                ------        -------
NET INCREASE IN CASH                                                                .1             .1
CASH AT THE BEGINNING OF THE PERIOD                                                5.1           11.3
                                                                                ------        -------
CASH AT THE END OF THE PERIOD                                                   $  5.2        $  11.4
                                                                                ======        =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                                                   $  8.7        $   7.1
                                                                                ======        =======
     Income Taxes                                                               $  6.8        $  21.0
                                                                                ======        =======


   Noncash investing and financing activities:
     Capital lease obligations incurred                                         $  2.3
                                                                                ======
     Contribution of assets to joint venture                                    $   .5
                                                                                ======
     Issuance of deferred stock                                                 $   .4
                                                                                ======

See accompanying Notes to Unaudited Consolidated Financial Statements

DETROIT DIESEL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - FINANCIAL STATEMENTS.
     The accompanying unaudited consolidated financial statements have been prepared by management and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Detroit Diesel Corporation and its majority-owned subsidiaries ("Detroit Diesel" or the "Company") as of September 30, 1996 and the results of its operations for the three and nine month periods ended September 30, 1996 and 1995 and its cash flows for the nine month periods ended September 30, 1996 and 1995.

     The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's 1995 Annual Report to Stockholders. The results of operations for the three and nine month periods ended September 30, 1996 will not necessarily be indicative of the operating results for the full year.

     Certain reclassifications have been made to prior year amounts to conform with the classifications used in 1996.

NOTE 2 - INVENTORIES.
     At September 30, 1996 and December 31, 1995, inventories (principally using the first-in, first-out method) consist of the following:


                            SEPT. 30,      DEC. 31,
($ in millions)                1996          1995
                            ---------      --------
Productive                    $165.1        $163.6
Service parts                   92.1          85.7
Remanufacturing parts           33.2          25.6
Non-productive                   7.7           7.5
                              ------        ------
                              $298.1        $282.4
                              ======        ======


     The components of productive inventory are:

Raw materials                     45%           49%
Work in process                   20%           21%
Finished product                  35%           30%

NOTE 3 - INTANGIBLE ASSETS.
     Intangible assets include goodwill of $79.9 million and $78.9 million at September 30, 1996 and December 31, 1995, respectively. Accumulated amortization of intangible assets as of September 30, 1996 and December 31, 1995 was $12.1 million and $9.0 million, respectively.

DETROIT DIESEL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - SPECIAL CHARGE.
     During the second quarter of 1996 the Company recorded a special charge of $38.3 million for product coverage expenses and to reduce the value of an investment in Mexico to its estimated fair value.

NOTE 5 - NET INCOME (LOSS) PER SHARE.
     Primary net income (loss) per share for the three and nine month periods ended September 30, 1996 was computed by dividing net income by the weighted average number of common shares outstanding (24,697,316) plus the weighted average dilutive effect of the Company's incentive stock options (208 and 281) determined using the treasury stock method.

     Primary net income per share for the three and nine month periods ended September 30, 1995 was computed by dividing net income by the weighted average number of common shares outstanding (24,676,649) plus the weighted average dilutive effect of the Company's incentive stock options (7,137 and 28,566 ) determined using the treasury stock method.

NOTE 6 - COMMITMENTS AND CONTINGENCIES.
     The Company is contingently liable for letters of credit and guarantees to banks aggregating approximately $36.7 million as of September 30, 1996.

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholders
Detroit Diesel Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Detroit Diesel Corporation and subsidiaries (the "Company") as of September 30, 1996, and the related condensed consolidated statements of operations and cash flows for the three-month and nine-month periods ended September 30, 1996 and 1995 included in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996. These consolidated financial statements are the responsibility of the Company's management. We were furnished with the report of other accountants on their review of the interim financial information of VM Motori S.p.A. (a consolidated subsidiary), whose total assets constituted 25% of consolidated total assets at September 30, 1996, and whose total revenues constituted 12% and 13% of consolidated total revenues for the respective three-month and nine-month periods ended September 30, 1996, and 10% and 12% of consolidated total revenues for the respective three-month and nine-month periods ended September 30, 1995.

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

Based on our review and the report of other accountants, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of the Company as of December 31, 1995, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 7, 1996, we expressed an unqualified opinion on those consolidated financial statements based on our report and the report of the other auditors. In our opinion, the information set forth in the condensed consolidated balance sheet at December 31, 1995 included in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which such information has been derived.

/s/Deloitte & Touche LLP
Detroit, Michigan
October 22, 1996

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Shareholders and Board of Directors
Detroit Diesel Corporation

We have reviewed the consolidated interim financial statements of VM Motori S.p.A. and Subsidiaries as of September 30, 1996 and for the nine-month period then ended. These financial statements are the responsibility of the Company's management.

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

/s/ Reconta Ernst & Young
Bologna, Italy
October 18, 1996

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The percentage relationships between net revenues and other elements of the Company's Consolidated Statements of Operations for the comparative reporting periods were:



                                          THREE MONTHS             NINE MONTHS
                                              ENDED                   ENDED
                                          SEPTEMBER 30,           SEPTEMBER 30,
                                         1996       1995           1996    1995
                                        ------     ------         ------  ------
Net revenues                            100.0%     100.0%         100.0%  100.0%
Cost of sales                            77.0%      76.5%          76.9%   76.8%
                                        ------     ------         ------  ------
   Gross profit                          23.0%      23.5%          23.1%   23.2%
Expenses:
   Selling and administrative            14.8%      15.6%          14.7%   15.0%
   Research and development               5.5%       4.2%           5.4%    4.3%
   Interest                                .8%        .5%            .6%     .5%
   Special charge                           -          -            2.6%      -
                                        ------     ------         ------  ------
      Total                              21.1%      20.3%          23.3%   19.8%
Income (loss) before income taxes
   and minority interests                 1.9%       3.2%           (.2%)   3.4%
Provision for income taxes                 .4%       1.0%           (.1%)   1.1%
Minority interests                          -          -               -      -
                                        ------     ------         ------  ------
Net income (loss)                         1.5%       2.2%           (.1%)   2.3%
                                        ======     ======         ======  ======

     The Company's net revenues for each of its markets were:


                                          THREE MONTHS             NINE MONTHS
                                              ENDED                   ENDED
                                          SEPTEMBER 30,            SEPTEMBER 30,
(In millions)                            1996       1995           1996    1995
                                       ---------  ---------     --------  -------
On-Highway Truck                         $189       $233          $  573   $  722
Construction & Industrial                  86         79             265      256
Coach & Bus                                54         43             158      136
Automotive                                 50         41             157      160
Marine                                     38         33             120      109
Military                                   37         28              87       85
Power Generation                           34         37              98      109
                                         ----       ----          ------   ------
Total                                    $488       $494          $1,458   $1,577
                                         ====       ====          ======   ======

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995

     NET REVENUES. Net revenues for the three months ended September 30, 1996 were $487.6 million, a decrease of $6.0 million, or 1% from $493.6 million for the comparable period of 1995. Net revenues for the nine months ended September 30, 1996 were $1,457.7 million, a decrease of $119 million or 8% from $1,576.7 million for the comparable period last year. The decrease in net revenues reflects the decline of the on-highway heavy-duty truck market in which sales of the Company's products declined 19% and 21% for the three months and nine months ended September 30, 1996, respectively, from the comparable periods of 1995. Additionally, net revenues from the power generation market declined 8% for the three months and 10% for the nine months ended September 30, 1996 compared to the same period last year due to continued weak demand in the Far East and Central America regions.

     Offsetting the decrease in net revenues of the on-highway heavy-duty truck and power generation markets during the three months and nine months ended September 30, 1996 were increases in the coach and bus, construction and industrial, marine and military markets. Net revenues from these markets increased 17% for the three months and 8% for the nine months ended September 30, 1996 as compared to the same periods of 1995. Additionally, net revenues from service part sales and the Company's remanufacturing subsidiary reflected gains over the prior year.

     GROSS PROFIT. Gross profit for the three months ended September 30, 1996 was $112.3 million, or 23.0% of net revenues, compared to $116.2 million, or 23.5% of net revenues, for the corresponding period of 1995. For the nine months ended September 30, 1996, gross profit was $337.2 million, or 23.1% of net revenues, compared to $365.7 million, or 23.2% of net revenues, for the corresponding period of 1995. The decrease in gross margin as a percent of net revenues is attributable to sales mix and pricing.

     SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses for the three months ended September 30, 1996 were $72.5 million, or 14.8% of net revenues, compared to $76.9 million, or 15.6% of net revenues, for the corresponding period of 1995. For the nine months ended September 30, 1996, selling and administrative expenses were $213.6 million, or 14.7% of net revenues, compared to $236.0 million, or 15.0% of net revenues, for the corresponding period of 1995. The decreases in selling and administrative expenses as a percent of net revenues are attributable to salaried workforce reductions and the sale and reduced ownership of subsidiaries in the fourth quarter of 1995.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses of $26.6 million for the three months and $78.1 million for the nine months ended September 30, 1996 were $5.7 million and $10.3 million higher, respectively, than the corresponding periods of 1995. The increases are attributable to continued development of the Series 2000 and Series 4000 engines, off-highway emissions efforts and certain development projects at VM Motori S.p.A. ("VM").

     SPECIAL CHARGE. During the second quarter of 1996, the Company recorded a special charge of $36.3 million for product coverage expenses associated with variability in component machining affecting a limited number of engines used in specific duty cycles. Additionally, the Company reduced the carrying value of an investment in Mexico by $2 million to its estimated fair value.

     INTEREST EXPENSE. Interest expense of $3.7 million for the three months and $9.1 million for the nine months ended September 30, 1996 was approximately $1.4 million higher than the comparable periods of 1995. The increase in interest expense is attributable to higher debt levels in 1996 associated with increased working capital requirements.

     PROVISION FOR INCOME TAXES. The provision for income taxes for the three months and nine months ended September 30, 1996 reflects benefits from the utilization of foreign tax credits primarily related to the Company's Italian investment.

     NET INCOME/LOSS.  Net income for the three months ended September 30, 1996
was $7.1 million, versus $10.9 million for the comparable period of 1995.   Net
loss for the nine months ended September 30, 1996 was $.8 million versus net income of $35.6 million for the comparable period of 1995. Excluding the special charge recorded during the second quarter of 1996, net income would have been $24.1 million for the nine months ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company's primary sources of liquidity have been cash provided by operations and bank borrowings under various revolving lines of credit and bank notes, including the Company's $300 million revolving line of credit, of which approximately $172 million was available as of September 30, 1996. The Company's subsidiary, VM, has an additional $59 million in unsecured, short term lines of credit with several banks which was available for borrowings at September 30, 1996.

     Cash used by operations for the nine months ended September 30, 1996 was $19.3 million, reflecting the Company's net loss for the period, adjusted for non-cash items, and changes in working capital.

     Capital expenditures were $44.0 million and $58.4 million for the first nine months of 1996 and 1995, respectively, and were used to enhance the production lines of the Company's Series 60 and Series 55 engines, to upgrade engineering facilities and equipment, and to upgrade facilities and equipment at the Company's subsidiaries.

     The Company is subject to risks of changes in foreign currency exchange rates due to its operations located outside of the United States, particularly in Italy, Mexico and Australia where the Company has subsidiary activities.

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

RESTRUCTURING

     During the fourth quarter of 1995, the Company recorded a $10 million before tax charge related to a restructuring plan which involved reducing approximately 5% of its salaried workforce. The Company estimates that this has resulted in reductions of salaries and benefit expenses of approximately $4.1 million for the nine months ended September 30, 1996 compared to the same period of 1995. During the first nine months of 1996, the Company charged approximately $8.2 million to the reserve associated with the plan's implementation.

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

                          PART II - OTHER INFORMATION


ITEM 5. OTHER

On October 11, 1996, the Board of Directors accepted the resignation of Dr. Bernd Gottschalk. a member of the Board since 1993. In accordance with the Company's Certificate of Incorporation and By-Laws, the Board of Directors unanimously elected Dr. Kurt J. Lauk to fill the vacancy on the Board for the unexpired term.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:


       EXHIBIT NUMBER         DESCRIPTION
       --------------         -----------

       15.1                   Letter Re: unaudited interim financial information

       15.2                   Letter Re: unaudited interim financial information

       27                     Financial Data Schedule

(b) The Company was not required to file a Form 8-K during the three months ended September 30, 1996.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       DETROIT DIESEL CORPORATION

Date:  November 13, 1996               By: /s/ J. Randall Lawrence
                                           ------------------------
                                           J. Randall Lawrence
                                     Its:  Senior Vice President-Finance
                                           and Chief Financial Officer
                                           (Principal Financial Officer)

                                 EXHIBIT INDEX

     The following constitutes the exhibits to the Quarterly Report on Form 10-Q of the Company for the three and nine months ended September 30, 1996:

EXHIBIT NUMBER  EXHIBIT                                            PAGE NUMBER


15.1            Letter Re:  unaudited interim financial information     17

15.2            Letter Re:  unaudited interim financial information     18

27              Financial Data Schedule                                 19