Form 10-K
period 1996-12-31
DETROIT DIESEL CORP
filed 1997-03-27
CIK 910058

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549

                                  FORM 10-K

(X)  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934 for the fiscal year ended DECEMBER 31, 1996    OR
                                           -----------------

( )  Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from          to
                                                         --------    ---------
                          Commission File No. 1-12394

                           DETROIT DIESEL CORPORATION
     -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                          38-2772023
---------------------------------  ---------------------------------
  (State or other jurisdiction     (IRS Employer Identification No.)
of incorporation or organization)

             13400 OUTER DRIVE WEST,  DETROIT, MICHIGAN 48239-4001
--------------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                  313-592-5000
             -------------------------------------------------------
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:


COMMON STOCK $0.01 PAR VALUE           NEW YORK STOCK EXCHANGE
----------------------------  -----------------------------------------
    Title of each class       Name of each exchange on which registered

          Securities registered pursuant to Section 12(g) of the Act:
                                      NONE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 1, 1997 was approximately $148 million.

The number of shares of Common Stock outstanding as of March 1, 1997 was 24,698,816 shares.

                     DOCUMENTS INCORPORATED BY REFERENCE

Certain information in Detroit Diesel Corporation's Proxy Statement in connection with the Annual Meeting of Stockholders to be held on April 29, 1997, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, is incorporated by reference into Part III (Items 10, 11, 12 and 13) of this Form 10-K.

    THIS DOCUMENT CONTAINS 80 PAGES.  THE EXHIBIT INDEX BEGINS ON PAGE 58.

                                    PART I

ITEM 1.  BUSINESS.

GENERAL

     Detroit Diesel Corporation (the "Company" or "Detroit Diesel") designs, manufactures, markets, services and provides aftermarket and remanufactured products for a full range of high performance diesel and alternative fuel engines from ten to 10,000 horsepower and offers financing through Detroit Diesel Capital Corporation. Detroit Diesel serves the on-highway truck, coach and bus, automotive, construction, mining and industrial, power generation, marine and military markets through a worldwide network of more than 2,500 authorized distributors and dealers. Additionally, the Company sells its engines directly to original equipment manufacturers ("OEMs") as well as to governmental entities. A portion of the Company's products are exported in equipment sold by its OEM customers to end-users. In 1996, approximately 66% of the Company's net revenues were derived from sales made directly to U.S.-based customers, with the balance sold to international accounts. A portion of U.S. sales were exported as part of equipment built by U.S. customers.

     Detroit Diesel's world headquarters is located in Detroit, Michigan. The Company operates diesel engine manufacturing plants in Redford, Michigan and in Cento, Italy, as well as an engine assembly facility in Emporia, Kansas. Additionally, the Company operates a worldwide Parts Distribution Center in Canton, Ohio, complemented by service parts warehouses located in the Netherlands and in Singapore.

     The Company was incorporated in the State of Delaware on November 23, 1987.

PRODUCTS

     The following table shows the number of heavy-duty four-cycle and two-cycle engines, light-duty engines, and other engines sold by the Company during the periods indicated:


                             YEARS ENDED DECEMBER 31,
(UNITS)                        1996      1995      1994
                           --------  --------  --------
Heavy-Duty - Four-cycle      54,514    66,201    58,049
Heavy-Duty - Two-cycle       13,282    14,184    15,904
Light-Duty                   64,476    63,566         -
Other                        24,438    22,757    18,156
                           --------  --------  --------
Total                       156,710   166,708    92,109
                           ========  ========  ========

     The Company offers three four-cycle engine product series: the Series 60 engine, the Series 50 engine and the Series 55 engine. The Series 60 engine is a six-cylinder engine offering 285 to 500 horsepower, the Series 50 engine is a four-cylinder version of the Series 60 engine offering 218 to 325 horsepower, and the Series 55 engine is a six-cylinder engine offering 330 to 400 horsepower. The Series 60 engine is the Company's highest volume heavy-duty engine product, accounting for approximately 38%, 40%, and 45% of the Company's net revenues in 1996, 1995 and 1994, respectively. The Series 60 engine is sold primarily in the on-highway truck market; however, the Company sells this product in other market applications as well. The Series 50 engine is sold primarily in the on-highway truck and coach and bus markets, but has expanded into other markets as the Company targets applications that have horsepower requirements below the Series 60 range. The Series 55 heavy-duty truck engine was introduced in late 1995 under a joint development agreement with Mercedes-Benz ("Mercedes") and is being sold only to Freightliner Corporation, an affiliate of Daimler-Benz AG, for an introductory period. The Series 60, Series 50 and Series 55 engines feature integral electronic controls consisting of an electronic control module and electronic unit injectors known as Detroit Diesel Electronic Controls ("DDEC").

     The Company currently sells four two-cycle engine product series: the Series 53 engine (79 to 400 horsepower), the Series 71 engine (114 to 1,800 horsepower), the Series 92 engine (253 to 1,450 horsepower) and the Series 149 engine (640 to 2,935 horsepower). DDEC is available with the Series 71, Series 92, and Series 149 engines. The Company's two-cycle engines are sold primarily to end-users who require engines that are able to start and accelerate to full speed quickly, respond quickly to load shifts, and have lower exhaust temperatures.

     VM Motori S.p.A. ("VM"), located in Cento, Italy, is a wholly owned subsidiary of Detroit Diesel and is a major independent supplier of diesel engines to the international automotive industry. Its principal product for this sector is a high-performance 2.5 liter, 4-cylinder, turbocharged diesel engine which is currently being used in passenger cars, four-wheel drive and multi-purpose vehicles.

     The Company markets a medium-duty diesel engine, built in the United States by Navistar International Transportation Corp., to the United States and Canada. The Company also has agreements with AB Volvo Penta and its North American subsidiary to distribute certain Volvo Penta marine diesel products in the NAFTA area. During 1996, the Company and Perkins Engines Limited of Peterborough, England ("Perkins") jointly elected to discontinue their engine and parts distribution agreement.

     The Company has entered into agreements with Mercedes with respect to the development, manufacture, assembly and marketing of certain diesel engines and diesel engine components. Under this joint development agreement, the Series 55 engine was introduced in late 1995.

     The Company and MTU Motoren- und Turbinen-Union Friedrichshafen GmbH ("MTU") have entered into collaborative agreements for the joint development, production and distribution of two new families of four-cycle heavy-duty diesel engines for off-highway markets. These engines are scheduled for introduction during 1997 and will be known as the Series 2000 and the Series 4000 diesel engines. In addition, MTU has appointed the Company its exclusive master distributor for MTU products in the U.S. and a portion of Canada. The Company and MTU have a license agreement to develop, produce and distribute specific variations of the MTU MT880 Series of heavy-duty diesel engines for combat vehicles and military applications manufactured in the U.S.

     The Company sells to licensees completely knocked-down and semi knocked-down unassembled engine kits for sale within selected markets.

     In addition to its diesel-fueled engines, the Company currently offers certain of its four-cycle and two-cycle engine products fueled by methanol, ethanol or natural gas.

     The Company also sells new components and parts and remanufactured components, parts and engines. Remanufactured components, parts and engines are sold under the Company's reliabilt(R) tradename by the Company's remanufacturing subsidiary and by selected distributors.

MARKETS AND CUSTOMERS

     Detroit Diesel serves the on-highway truck, coach and bus, automotive, construction and industrial, power generation, marine and military markets. Following is a brief description of these markets.

     ON-HIGHWAY TRUCK. The largest market for the Company's engines continues to be the on-highway heavy-duty truck market. This market is served primarily by the Company's four-cycle products. The Series 60 engine is the Company's highest volume engine for this use, accounting for approximately 96% of the Company's on-highway truck unit sales in 1996. The Company's engines are available through all major North American heavy-duty truck manufacturers. The Company's largest OEM customers for on-highway heavy-duty truck engines in 1996 were Freightliner Corporation, PACCAR Inc., Navistar International Transportation Corp. and Volvo GM Heavy Truck Corporation, which represented approximately 33% of the Company's 1996 consolidated net revenues. Sales to Freightliner Corporation represented approximately one-half of this total. The loss of any of these customers could have an adverse effect on the Company's business.

     CONSTRUCTION AND INDUSTRIAL. The construction and industrial market consists of a variety of applications, including construction, forestry, mining, earth moving, material handling, stationary mechanical power and petroleum. The Company's two-cycle engines account for the majority of the Company's sales in this market. Additionally, the Company's Series 60 and Series 50 engines are gaining market acceptance. The Company's products are available from a variety of North American and European industrial equipment manufacturers.

     AUTOMOTIVE. The automotive market is currently served by VM. VM sells to OEMs state-of-the-art turbo diesel engines which are used in passenger cars, mini-vans and sport utility vehicles sold for the European automotive market. The Company's largest customer in this market is Chrysler Corporation.

     COACH AND BUS.  The coach and bus market consists of inter-city bus,
transit bus and medium-duty bus sectors.   Detroit Diesel serves this market
with its four-cycle products and remanufactured two-cycle products. The Company's products are available as standard or optional power by every major North American heavy-duty coach and bus manufacturer.

     MARINE. The marine market includes engines for both commercial and pleasure crafts. The Company serves this market with its two-cycle products and Volvo Penta and MTU engines under its distribution agreements with these companies. The marine products serve a broad base of boat builders worldwide. Marine engines are typically sold by the Company to distributors for resale to boat OEMs.

     POWER GENERATION. The power generation market requires engines for electric power generation applications. These are packaged into generator sets, which include an electric generator together with the generator drive engine. The Company's two-cycle products account for the majority of its generator drive engine sales. The Company has entered into an agreement with Kohler Company ("Kohler"), its largest customer for generator set engines, pursuant to which the Company has agreed to supply virtually all of Kohler's engine requirements for industrial generator sets of 200kW and above. These products are marketed by Kohler under the Spectrum and Kohler tradenames.

     MILITARY. The military market includes both combat and tactical vehicles plus a variety of diesel-powered specialized equipment. All applications use commercial Detroit Diesel engines customized for the defense market requirements. The Company's two-cycle engines are this market's dominant products with the U.S. Army as the principal end user. A significant portion of the engines in this market are exported. In addition, Detroit Diesel has been licensed by MTU to manufacture the MT880 engine for U.S., U.S.-funded and certain foreign combat vehicle applications.

SALES AND DISTRIBUTION

     Sales of the Company's products are made through a direct sales force and a worldwide network of independently-owned and company-owned distributors who sell engines, components and parts and provide service support to local OEMs, dealers and end-users. Currently there are 29 distributors in North America operating a total of 170 authorized facilities and 76 distributors outside of North America operating 139 authorized facilities. The network of authorized service dealers, which is generally administered by these distributors, consists of over 2,580 dealers worldwide, of which approximately 2,260 are in North America. The Company has a controlling interest in three distributors worldwide and investments in five other distributors, including three in North America and two overseas.

     In support of its distribution system, the Company maintains a worldwide Parts Distribution Center in Canton, Ohio and overseas regional warehouses in the Netherlands and in Singapore. In addition, the Company's sales and service activities are supported by four remanufacturing centers in the United States which provide remanufactured engines, components and parts. The Company also operates regional sales offices strategically located to support customers in all market segments.

     Because orders for two-cycle products are ordinarily filled within two to ten weeks, the Company's customers normally place orders on that basis. However, certain orders such as military contracts or bus orders may be placed up to 12 months in advance of required delivery. On-highway truck OEM customers normally place firm orders for Series 60 engines only one month in advance of their next month's production run. However, the Company typically negotiates annual volume targets with each OEM, and certain programs are used to provide incentives for the OEMs to purchase their targeted annual volume. Therefore, while firm orders are only received monthly, there are reasonably anticipated annual requirements that allow for production planning.

     For the reasons stated above, the Company's backlog of firm orders typically averages two to three months' production but the Company normally is aware of reasonably anticipated future orders well in advance of the placement of a firm order. At December 31, 1996 and 1995, the Company's backlog of firm orders was approximately $217 million and $239 million, respectively.

     The Company's business is moderately seasonal, as its major OEM customers historically have two-to four-week summer shutdowns of operations during the third quarter. The Company typically shuts down its own operations for one week each July. Consequently, the Company's third quarter results should reflect the effects of these shutdowns.

INTERNATIONAL

     A significant portion of the Company's products are sold in overseas markets, either directly as loose engines or indirectly in vehicles and equipment made by North American OEMs. Sales of VM's products are concentrated outside of North America. The Company has established foreign sales subsidiaries in Europe, Asia and Latin America which also function in a service and product support capacity. Parts warehousing operations are strategically located in the Netherlands and in Singapore, and work in conjunction with the Company's Parts Distribution Center located in Canton, Ohio to maintain a high level of parts availability to overseas customers. The Company has also entered into technical assistance and license agreements in strategic worldwide locations for the assembly and sale of products and components to meet the needs of local markets. The Company also operates a manufacturing facility located in Cento, Italy.

     With the increase in global business activity, the Company is subject to risks of conducting business abroad, including currency exchange rate fluctuations, limits on repatriation of funds, compliance with foreign laws and other economic and political uncertainties that may threaten the Company's operations or assets located in foreign countries. Changes in foreign currency exchange rates, particularly the Italian Lira, are generally reported as a component of stockholders' equity. Changes in the value of the Italian Lira will impact the Company's translation adjustments in the future.

     Summary information by geographic area is set forth in "Segments of Business" in Note 9 of the Notes to the Consolidated Financial Statements.


RESEARCH AND DEVELOPMENT

     The Company's research and development efforts are intended to facilitate its ability to respond to market needs and the technological demands of the market. Total research and development expenditures were $105.2 million, $94.8 million and $64.4 million for 1996, 1995 and

1994, respectively. In addition, the Company conducts research and development funded by various government agency-sponsored projects.

SUPPLIERS

     The Company believes it has adequate sources for the supply of raw materials and components for its manufacturing needs. The Company's suppliers are located primarily in North America and Western Europe. The Company has initiated a policy of strengthening its supplier relationships by concentrating its purchases for particular parts over a limited number of suppliers. The Company believes that this policy contributes to quality control and cost control and increases the suppliers' commitment to the Company. Moreover, the Company relies upon, and expects to continue to rely upon, single source suppliers for critical components: electronic unit injectors from Diesel Technology Company, an affiliated company; camshafts and cylinder liners from Dana Corporation; piston castings from General Motors Corporation, Powertrain Division; crankshafts from Gerlach Werke; valves from Eaton Corporation; and electronic control modules from Motorola, Inc. Additionally, with the introduction of new products during 1997, the Company expects the use of European suppliers to increase. The loss of any of these suppliers could have an adverse effect on the Company's business.

COMPETITION

     The heavy-duty diesel engine business is highly competitive. The Company competes based on price, quality, durability, fuel economy, emissions compliance, reliability and availability of replacement parts and service, as well as overall customer service. The distributor network plays a key competitive role in providing parts and service to end-users. The Company competes with independent diesel engine manufacturers as well as OEMs that manufacture engines for their own products. Certain of these OEMs are also customers of the Company. The Company's principal competitors in international markets vary from country to country, with local manufacturers generally predominating each particular market. In North America, the Company's principal competitors in each of its markets are Caterpillar Inc. and Cummins Engine Company, Inc. In its international markets, the Company also competes with several other manufacturers in Europe and Japan. The Company's principal competitors are larger than the Company and have substantial resources. There can be no assurance that competitors will not be able to take actions, including developing new technology or products, or offering prolonged reduced pricing, which could adversely affect the Company.

PATENTS AND TRADEMARKS

     The Company maintains and has pending various U.S. and foreign patents and patent licenses relating to its business, which it believes are appropriate to protect the Company's interest in existing products, new inventions and product developments. VM also maintains various U.S. and foreign patents relating to its business. The Company does not believe any single patent is material to its business nor would the expiration or invalidity of any patent have a material adverse effect on its business or its ability to compete. The Company is currently involved in a patent infringement lawsuit with one of its competitors. Refer to Item 3 for a discussion involving this matter.

     The Company owns and maintains U.S. trademarks registrations in all of its principal trademarks, including Detroit Diesel(R), the spinning arrows design, reliabilt(R) and Series 60(R). Registrations for its principal trademarks are also maintained in other countries where a significant volume of its products are sold and such registration is considered appropriate to protect the Company's proprietary rights. All authorized distributors and remanufacturing centers are licensed to use these trademarks in the conduct of their businesses.

EMPLOYEES

     At December 31, 1996, the Company (including its distributor and remanufacturing subsidiaries) employed approximately 6,200 persons worldwide. Approximately 1,959 of the Company's employees are represented by the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America, Local 163 ("UAW").

ENVIRONMENTAL MATTERS

     Product Compliance. The Company's engines are subject to extensive regulatory requirements. Specific emissions standards for diesel engines are imposed by the U.S. Environmental Protection Agency ("EPA") and by other regulatory agencies, such as the California Air Resources Board ("CARB"). The Company believes that its diesel engine products comply with all applicable emissions requirements currently in effect. The Company's ability to comply with emissions requirements which may be imposed in the future is an important element in maintaining and improving the Company's position in the diesel engine marketplace. Substantial capital and operating expenses are included in the Company's capital expenditure budgets to comply with these emissions requirements and, if the Company is not able to maintain its compliance record, such non-compliance may have a substantial adverse impact on the Company's future financial results.

     The 1990 Clean Air Act amendments established the U.S. regulatory framework, including emissions standards for diesel engines. The act provides the regulatory authority for the EPA to set emissions standards for all mobile and stationary sources. For mobile on-highway diesel engines, the act included nitrogen oxide (NOx) emissions standards through 2003, particulate standards for urban bus engines, and left it to the EPA to establish the stringency of the other pollutants. The next change from the current 5.0 grams per brake horsepower-hour (g/bhp-hr) NOx standard is a reduction to 4.0 g/bhp-hr in 1998 for both truck and urban bus engines. Additionally the urban bus particulate standard, was reduced to 0.05 g/bhp-hr in 1996 from the 0.07 g/hp-hr standard applicable in 1995. At the present time the other regulated pollutants, hydrocarbons (HC) and carbon monoxide (CO), are easily achieved by the company's engines.

     In 1995, the Company participated with other heavy-duty engine manufacturers and negotiated with EPA and CARB a long term NOx reduction strategy for heavy-duty on-highway engines. This historical long term agreement known as the Statement of Principle (SOP) provides significant long term environmental benefits as well as providing the Company a long term vision of emissions reduction objectives. The SOP sets an emissions goal of 2.5 g/bhp-hr nitrogen oxide + nonmethane hydrocarbon (NOx + NMHC) for 2004 for on-highway trucks and buses. The SOP preserves the current CO and PM standards, the current test cycle and provides the Company more flexibility through improvements in the averaging, banking and trading program. During 1996 EPA issued regulations proposing regulatory language implementing the terms agreed to in the SOP and the Company participated in the development of those regulations which are anticipated to become final in 1997.

     Moreover, although regulatory standards have traditionally been imposed only in connection with on-highway (i.e., truck and bus) applications, the EPA, in accordance with the 1990 Clean Air Act amendments, has regulations in place for engines of 50 horsepower ("hp") and higher used in non-road equipment and vehicles in applications for mining, agricultural, industrial, construction and other such uses. Standards began in 1996 for engines from 175 hp to 750 hp, with engines of lower horsepower levels having to meet standards in 1997 and 1998, and non-road engines over 750 hp having to meet standards in 2001. These regulations complement California's regulations which also went into effect in 1996 for 175 hp to 750 hp engines, and go into effect in 2000 for engines over 750 horsepower. Since the Clean Air Act amendments preempted California from regulating engines under 175 hp, these engines will fall under EPA regulations.

     The Company has emission certified a line of engine families which comply with non-road standards. The Series 60, Series 50, Series 92 and Series 53 engines have been developed at various ratings to meet the EPA and CARB 1996 non-road emissions standards. In 1997 the Company will add VM Motori industrial engines to the line of certified non-road engines.

     In 1996, the Company signed a second SOP providing the foundation for a long term NOx reduction strategy for engines used in non-road equipment applications. The Company believes taking a cooperative approach with the Government to achieve the nation's air quality goals is more cost-effective and leads to regulations than the traditional rule-making approach used in the past. The non-road SOP provides the Company with regulatory requirements through the year 2008 and provides the long term focus needed to develop the required technology and make the best use of available resources. The regulations implementing the non-road SOP will be developed during 1997 and finalized in 1998 with the first set of standards starting to phase in in 1999. The Company believes it is well-positioned to comply with the emissions standards included in the non-road SOP because of the ongoing development of technology for the Company's on-highway product lines.

     In 1994, the EPA proposed emissions standards and regulatory requirements for marine engines, including both propulsion and auxiliary engines. The regulations were expected to be phased in beginning in 1998, but it now appears they will not be finalized. The EPA is reevaluating the strategy it wants to use for controlling emissions from marine vessels. The non-road SOP includes engines less than 37 kW used on marine vessels. The Company is involved in discussions with EPA and other industry representatives over emissions requirements for engines 37 kW or greater used on marine vessels. The Company anticipates EPA will determine a strategy for regulating the remainder of the marine engines during 1997. The EPA has finalized or is contemplating emissions standards for all markets served by the Company's products. The Company believes it is well-positioned to comply with the new and proposed standards because the technology developed for the on-highway engines can be applied to applications in these other markets.

     The Company's on-highway products comply with EPA emissions standards and those products marketed in California comply with CARB emissions standards for on-highway diesel engines. In 1997, the EPA requires that on-highway, heavy-duty diesel engines meet the same emissions standards which were applicable to the 1996 model year (5.0 g/bhp-hr NOx and 0.10 g/hp-hr particulate). Urban bus engines must comply with a 0.05 g/bhp-hr particulate standard. In California the standards are the same as those adopted by the EPA, except that California has a 4.0 g/bhp-hr urban bus NOx standard which
went into effect in 1996.   The Company offers a full line of diesel engines
complying with the on-highway emissions standards. The Series 60, Series 55, Series 50 and VM 638 engines have been developed and certified (VM 638 is anticipated to be certified in April 1997) at various ratings to meet the 1997 on-highway standards. In addition, the Series 50 natural gas engine is certified to both the Federal and California urban bus standards. The Company also certified for 1997 a new natural gas engine line with both EPA and CARB. The new engine is the Series 30G which is the product of a joint development program with Navistar and is targeted at the small urban bus and truck market.

     In addition, the company sells engines made by Navistar, MTU and Volvo Penta into the various market segments. In the market segments requiring emission certified products, they as manufacturers, are responsible for certifying their product. It is the Company's responsibility to apply the products to the correct market.

     The Company has participated in the EPA's averaging, banking and trading program since the program's inception in 1990. Engine manufacturers are allowed to "bank" emissions credits based on the amount by which a "Family Emissions Limit" set for their products is below the applicable emissions standards. The Family Emissions Limit then becomes the new emissions standard for that engine family. Since these credits are generated by engines which were below the standards in effect at that time, they provide an environmental benefit. Banked credits can be used for up to three years on other engine families to allow them to comply with current or future emissions standards The Company has generated and banked emissions credits under the program from 1990 through 1993 which it may use to meet future emissions requirements.

     From 1990 through 1993, the Company set Family Emissions Limits for several of its on-highway engine families, including both the Series 50 and Series 60 engine families, generating credits by producing engines with emissions below the required standards. Since 1991 the resulting credits have been used on Series 92 on-highway products, and the Company used these credits so that the Series 92 engine could be sold through 1996. Beginning in 1997 the Company will no longer offer the Series 92 engine to the on-highway market.
The applications served by the Series 92 engine are now being filled with the Company's other product lines, in particular the Series 50 and Series 55 engines. Going into 1997, all the Company's products will comply with the emissions standards without the use of banked credits. The Company continues to look at compliance strategies to allow credits to be banked for future use.

     In addition to new engine certification, the EPA has three principal means by which to verify compliance with its emissions standards: voluntary audit testing by the manufacturer, selective enforcement audits ("SEA") (which involves testing engines off the assembly line) and in-use compliance testing. To date, the EPA has relied on SEAs for heavy-duty truck compliance, although the EPA has the authority to conduct in-use compliance testing. If an engine fails either test, the EPA has the authority to void the engine family certificate and require recertification, as well as the recall of affected engines. One SEA was performed at Detroit Diesel in each of 1993, 1994 and 1996 calendar years and the Company's engines passed each of those audits. In 1995, the EPA conducted an SEA on one rating of the Series 60 engine family. This engine configuration failed the audit when the engines failed to meet the 1995 particulate standard. The Company had just implemented a fuel system calibration change on the engine and when it was subsequently tested by the EPA, the engine family passed the audit. In exchange for not recalling the small number of engines with the original calibration, the EPA offered and the Company accepted an alternative which will require the Company to participate in a joint program with the EPA to evaluate the emissions characteristics of in-use engines. This program is being run in 1996 and 1997.

     The EPA also has an emissions defect reporting program and may require a recall if defects are found in emissions-related components on 25 or more engines. CARB regulations require the Company to report failures of emissions-related components through the monitoring of warranty claims. When the failure rate reaches a specified level (the greater of 25 component failures or one percent of engines built), reports are required to be filed with CARB, and a recall may be required if the failure rate reaches a higher level (the greater of 50 component failures or two percent of engines built). Reports have been submitted to California, but no recalls have been conducted as a result of these reports.

     The EPA has regulated emissions from on-highway methanol-fueled engines since 1986 and issued final regulations for natural gas engines in 1994. The natural gas regulations are effective with the 1997 model year with manufacturers having the option to certify voluntarily in 1995 and 1996. The Company believes it is well-positioned in the alternative fuel marketplace with its Series 50 natural gas engine and the Series 30G natural gas engine, with both engines certified to EPA and CARB standards for 1997. The Company also certified an ethanol fueled, non-road Series 92 engine family with California which will be available for sale in 1997.

     Emissions standards for heavy-duty engines are prevalent around the world. European EURO II emissions standards for on-highway applications are currently in effect in Europe. Emissions standards also are being developed in Europe for non-road engines. These standards are expected to be similar to the EPA's non-road engine regulations and are targeted to be effective beginning in 1998. The Company has certified its Series 50 and Series 60 engine families to the current EURO II on-highway emissions standards. This provides the Company a line of advanced diesel engines for the European market.

     In 1995, the Company acquired VM which provided the Company immediate presence in the European automobile and industrial diesel engine market. VM Motori designs and manufactures diesel engines for a variety of automotive and industrial applications in the 25 HP to 200 HP power range. For the automotive market, its principal product is a light-duty 2.5 liter, 4 cylinder, turbocharged diesel engine used in passenger cars, four-wheel-drive and multi-purpose vehicles. The engine has been certified to meet European Directive 94/12/EC which went into effect in October 1995 and is applicable to passenger cars in the European Union. The Company will also be certifying VM's industrial engines to the EPA and CARB non-road emission standards in 1997 and will certify to the European non-road emissions standards when they are finalized.

     In North America, Mexico has adopted and Canada is expected to adopt U.S. emission standards. Many diesel engine and vehicle manufacturers, including the Company, voluntarily signed a memorandum of understanding with the Canadian government, pursuant to which these manufacturers agreed to sell only U.S. certified engines in Canada beginning in 1995.

     The Company has submitted and had approved by EPA and CARB two applications for certification for rebuild kits for prior model years, in-service Detroit Diesel urban bus engines. This was in response to another of the 1990 Clean Air Act amendments requiring regulations to reduce particulate emissions from urban bus engines at time of overhaul. The Company's kits were certified by EPA in October 1995 and June 1996. The kits will allow operators of urban buses to comply with EPA's rebuild requirements. The kits will allow the rebuilt engines to emit up to fifty percent less particulate emissions than prior to rebuild.

     In addition to emissions standards, the EPA regulates vehicle manufacturers to noise standards. The Company has worked with truck OEMs to assure vehicles with the Company's engines comply with the noise requirements.

     FACILITY COMPLIANCE. The Company believes that the facilities operated by it and its subsidiaries are in material compliance with applicable environmental statutes and regulations. Factory operations include machining, plating, painting, assembly and testing of diesel engines. An environmental engineering staff under the direction of the Company's manufacturing operations group monitors air, water and solid waste discharge which result from those activities. Prior to Detroit Diesel's commencement of operations in January 1988, certain areas of the Company's manufacturing facilities were identified as requiring remediation to comply with applicable environmental laws. Remediation activities have been completed with respect to certain matters and are ongoing for others.

     The distributor facilities owned or leased by the Company's subsidiaries and other distributors are engaged in the ordinary course of business in activities which involve steam and chemical cleaning of engines and component parts and the use and handling of petroleum products for the fueling and lubrication of vehicles, vessels and equipment with diesel engines. Remanufacturing facilities are engaged in similar activities as well as assembling and testing new and remanufactured engines.

     VM operates a manufacturing facility in Cento, Italy. The Company believes that the facility operated by VM is in compliance with Italian environmental laws and regulations.

     Facilities purchased or leased by the Company are typically subject to an environmental audit before commencing operations. Several of such facilities are or have been subject to remedial activities. Amounts expended in such remediation activities have been within anticipated budgets or covered under indemnity agreements from prior owner/operators and none have individually or in the aggregate been considered significant or material to the Company.

     A subsidiary of the Company engaged in remanufacturing activities in Salt Lake City, Utah, was identified as a potentially responsible party ("PRP") pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or similar state laws, with respect to the Petrochem Recycling Corp./Ekotek, Inc. site in Salt Lake City. Under such laws, a PRP can be jointly and severally liable for any investigation and remediation costs incurred with respect to such sites and thus may be faced with a liability that is greater than the proportion of waste it contributed to the site. The contribution of waste to the site was relatively small and in 1996, the subsidiary participated in a de minimis settlement agreement and is not expected to have any future liability. In conjunction with a sale of an adjacent property that subsidiary recently reported to the State of Utah underground contamination which might exceed local and federal standards and voluntarily submitted a remedial plan under state law. The cost of such a remedial plan is not expected to be material to the Company.
The Company's remanufacturing subsidiary in Cambridge, Ohio has been named in a third party claim in a lawsuit with respect to the Fultz Landfill site in Byesville, Ohio. The Company did not contribute waste to this site and expects to be dismissed from the lawsuit.

ITEM 2.  PROPERTIES.

     The Company's world headquarters is located in Detroit, Michigan and its primary manufacturing facility is on adjoining premises located in the township of Redford, Michigan. The 129-acre site includes almost three million square feet of manufacturing and storage buildings, engineering laboratory, and administrative offices. The Company leases this facility on a long-term basis with a right of first refusal and purchase option. The Company also operates a 575,000 square foot Parts Distribution Center in Canton, Ohio under a lease which expires in 2005. In 1996, the Company and its remanufacturing subsidiary participated in the acquisition and lease of a 300,000 square foot manufacturing facility in Tooele, Utah. Its regional sales offices in North America and Europe are operated from leased facilities. VM's operations are located in Cento, Italy, near Bologna. The 19-acre site contains approximately 500,000 square feet of developed space for manufacturing, engineering and administrative offices. The Company believes its facilities are suitable for its current needs.

     The Company-owned distributors either own or lease their facilities. The Company also subleases similar facilities in various locations to several independently-owned distributors. The Company's remanufacturing business is conducted from four facilities located on leased premises in Kansas, Ohio, Texas and Utah. The Company relocated existing Salt Lake City operations to Tooele and plans to relocate the existing Texas operations to Tooele during 1997. Lease terms generally range from 5 to 15 years with renewal options.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is presently involved in certain claims and litigation arising in the ordinary course of its business, including claims relating to the use of and performance of the Company's products. The Company does not believe that the resolution of any of these matters will have a material adverse effect on the Company's results of operations or financial position.

     James M. Wright, et al, filed a class action lawsuit against the Company and General Motors Corporation in the Superior Court of New Jersey, Camden County Law Division, on February 15, 1993, seeking actual and punitive damages based on breach of warranty, fraud, negligent misrepresentation and violation of the Magnuson-Moss Warranty Act and the New Jersey Consumer Fraud Act. Plaintiffs initially sought to represent a class consisting of marine pleasurecraft owners whose vessels were equipped with Series 92 and 71 industrial engines that were marinized by third parties after their initial manufacture. The court denied plaintiffs' request to certify such a class in October 1993, but allowed plaintiffs to refile their request after conducting discovery. After over two years of discovery, plaintiffs filed another request to certify an expanded class that included factory-built marine engines. On November 12, 1996, the court again denied plaintiffs' request for class certification. Plaintiffs have appealed the decision to deny class certification. The Company believes that it has meritorious defenses to the claims and that the proceedings will not have a material adverse impact on the financial position or results of operations of the Company.

     Caterpillar Inc., a competitor of the Company, filed a lawsuit on June 12, 1995 in the U.S. District Court, Northern District of Indiana (South Bend Division) claiming that the cruise power feature used on certain of the Company's on-highway engines infringes on a Caterpillar patent. Caterpillar seeks an injunction and monetary damages for lost profits or, alternatively, a reasonable royalty. The Company has responded to the complaint denying infringement and has filed several motions for summary judgment of non-infringement and patent invalidity which are pending with the court.
The Company believes that it has meritorious defenses to the claims and that the proceedings will not have a material adverse impact on the financial position or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets out the names and ages of the executive officers of the Company, their present positions and their business experience during the past five years.


Name                           Age  Positions with Company
----                           ---  ----------------------
Roger S. Penske                60   Chairman and Director
Timothy D. Leuliette           47   Vice Chairman and Director
Ludvik F. Koci                 60   President and Director
Robert R. Allran               54   Senior Vice President-Operations
A. Gordon Clark                75   Senior Vice President-Sales
J. Randall Lawrence            47   Senior Vice President-Finance
David F. Merrion               60   Senior Vice President-Engineering
Robert A. Sisk                 42   Senior Vice President - Strategic Planning
                                    and Business Development
Paul F. Walters                53   Senior Vice President-Administration
Walter F. Ware                 54   Senior Vice President
John F. Farmer                 43   Vice President and General Counsel

     Roger S. Penske has been Chairman and a director of the Company since its organization in 1987. Mr. Penske is also Chairman of the Board and Chief Executive Officer of Penske Corporation. Penske Corporation is a privately-owned diversified transportation services company which (among other things) holds, through its subsidiaries, interests in a number of businesses, including Penske Truck Leasing Co., L.P., Penske Motorsports, Inc., and Diesel Technology Company. Mr. Penske is also a member of the Boards of Directors of Philip Morris Companies Inc., General Electric Company and Penske Motorsports, Inc.

     Tim Leuliette has been a director and Vice Chairman of the Company since 1996. Before that, Mr. Leuliette had been President and Chief Executive Officer of ITT Automotive, Inc., and Senior Vice President of ITT Industries, Inc., since 1991, and was President and Chief Executive Officer of Siemens Automotive, L.P. from 1988 to 1991. Mr. Leuliette is also a director and the President and Chief Operating Officer of Penske Corporation. Mr. Leuliette is a director of Libby-Ownes-Ford and the Detroit Branch of The Federal Reserve Bank of Chicago. His other affiliations have been with the Leukemia Society of America, Children's Center, Vision 2000, Arthritis Foundation and Junior Achievement.

     Ludvik F. Koci has been a Director of the Company since its organization in 1987 and President and Chief Operating Officer since December 1989. Before that, Mr. Koci had been Executive Vice President of the Company since the Company's organization in 1987. Mr. Koci is also a director of Wabash National Corporation.

     Robert R. Allran has been Senior Vice President-Operations since the Company's organization in 1987.

     A. Gordon Clark has been Senior Vice President-Sales since October 1993. Before that, Mr. Clark had been active in the Company's business in his capacity as Executive Vice President-Sales of Penske Transportation, Inc. since 1989. Mr. Clark has an employment agreement with the Company that provides an annual salary of $350,000 through January 31, 1998 when the agreement terminates.

     J. Randall Lawrence was appointed Senior Vice President-Finance in January 1995. Prior to this appointment, Mr. Lawrence was Chief Financial Officer of Penske Automotive Group, Inc. since 1986.

     David F. Merrion has been Senior Vice President-Engineering since the Company's organization in 1987.

     Robert A. Sisk has been Senior Vice President - Strategic Planning and Business Development since January 1997. Before that, he was Vice President, Business Development from 1992 to 1997, and Vice President, Power Systems from 1989 to 1992.

     Paul F. Walters has been Senior Vice President-Administration since the Company's organization in 1987.

     Walter F. Ware was appointed Senior Vice President of the Company in November 1995. Prior to his appointment, Mr. Ware was actively involved in seeking entrepreneurial opportunities in the automotive sector from August 1994 to November 1995. Before that, Mr. Ware had been Vice-President-Group Executive of IDEX Corporation since 1993, where he was responsible for three wholly-owned subsidiaries involved in the industrial machinery business, and Group Vice-President of the Industrial Products Group of Goulds Pumps Inc. from 1989 to 1993.

John F. Farmer has been General Counsel of the Company since 1988 and a Vice President of the Company since April 1993. From 1988 to January 1994, Mr. Farmer was also Secretary of the Company.

                                   PART II

ITEM 5.  MARKET FOR THE REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     On March 1, 1997, the Company had 24,698,816 shares of its common stock $.01 par value outstanding, which were owned by 2,763 stockholders of record.

     The Company did not pay any dividends in 1996, 1995 or 1994 and does not anticipate payment of cash dividends on its Common Stock in the foreseeable future. The Company's current policy is to retain all future earnings for use in the operation and expansion of its business. Furthermore, the Company's credit agreement and lease of its primary production facility and administrative offices contain certain restrictions on the payment of dividends or other distributions.

     The common stock has been traded on the New York Stock Exchange under the symbol "DDC", since October 8, 1993. From that date to December 31, 1996, the Common Stock has had a low market price of $17 per share and a high market price of $36 per share.


         COMMON STOCK QUARTERLY MARKET PRICE INFORMATION
-----------------------------------------------------------------
                      1996                 1995
FISCAL QUARTER  HIGH       LOW       HIGH       LOW
-----------------------------------------------------------------
First           20 3/4     18 1/8    24 3/4    21 1/8
Second          20 5/8     18 5/8    24 7/8    19 7/8
Third           20 1/8     18 1/8    23 1/2    17 7/8
Fourth          23         18 1/2    21        17
-----------------------------------------------------------------

ITEM 6.  SELECTED FINANCIAL DATA.

     The following table sets forth selected Statement of Income and Balance Sheet Data for the periods indicated. This table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Company's Consolidated Financial Statements and related notes included in Item 8.



(In millions, except per share and unit amounts)     YEARS ENDED DECEMBER 31,
------------------------------------------------------------------------------------------------------------
                                                  1996           1995         1994        1993         1992
------------------------------------------------------------------------------------------------------------
STATEMENT OF INCOME DATA
  Net revenues                                 $1,962.9        $2,087.1    $1,662.5     $1,560.1    $1,369.1
  Gross profit                                    449.1           486.3       388.8        348.7       289.5
  Selling and administrative expenses             292.1           311.0       259.9        245.0       212.0
  Research and development expenses               105.2            94.8        64.4         58.3        53.2
  Interest expense                                 12.1             9.7         4.9         13.1        13.3
  Special charge                                   38.3               -           -            -           -
  Restructuring  charge                               -            10.0           -            -           -
  Gain on sale of subsidiary                          -               -           -            -         6.8
  Income before income taxes and
    minority interests                              1.4            60.8        59.6         32.3        17.8
  Net income                                        3.8(1)         40.1(2)     36.1         20.7        10.5
  Primary net income per share                $     .16(1)     $   1.62(2) $   1.52            -           -
  Pro forma net income per share                      -               -           -     $   1.17      $  .61
BALANCE SHEET DATA
  Total assets                                 $1,112.6        $1,045.1    $  711.2     $  652.7      $593.7
  Long-term debt                                   92.6            58.5           -         44.7       127.4
  Total debt                                      119.0            90.1           -         62.3       183.2
  Total liabilities                               791.4           734.7       433.5        446.1       519.7
  Total stockholders' equity                      321.2           310.4       277.7        206.6        74.0
  Working capital                                 178.3           140.7       174.1        147.3       126.4
OPERATING DATA
  Number of manufactured engines sold           132,272         143,951      73,953       66,909      59,089
Income before interest, taxes and
    minority interests                         $   13.5        $   70.5    $   64.5     $   45.4      $ 31.1
  Capital expenditures                             57.8            76.5        37.9         34.6        37.3

(1) Includes a $24.9 million, net of tax, special charge for product coverage and to reduce the value of an investment in Mexico. Excluding this charge net income would have been $28.7 million, or $1.17 per share.

(2) Includes a $6.7 million, net of tax, restructuring charge to cover costs of a reduction in salaried personnel. Excluding this charge, net income would have been $46.8 million, or $1.90 per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of Detroit Diesel Corporation's (Detroit Diesel or the Company) historical results of operations and of its liquidity and capital resources should be read in conjunction with the Consolidated Financial Statements and related notes thereto.

OVERVIEW

Net revenues for 1996 were $1.96 billion, a decrease of 6% from 1995 record
revenues of $2.1 billion.   During 1996, the Company sold approximately 132,000
manufactured units versus a Company record of approximately 144,000 units during 1995. Total heavy-duty engine shipments during 1996 were nearly 67,800 units versus 80,400 units for 1995, a decrease of 16%. The change in unit volume for 1996 is attributed to a nearly 23% decline in the North American on-highway heavy-duty truck market and the resulting reduction in sales of the Company's Series 60 engines to this market.

Lower revenues and a second quarter special charge of $38.3 million contributed to reduced income before income taxes and net income for Detroit Diesel in 1996. Income before income taxes, after the special charge for product support and for the write-down of an investment in Mexico, was $1.4 million, compared to the $60.8 million record achieved in 1995. Net income was $3.8 million, or $.16 per share, versus net income of $40.1 million, or $1.62 per share, for 1995. Excluding the special charge, 1996 net income would have been $28.7 million or $1.17 per share.

While the special charge adversely affected earnings during 1996, the Company improved its market share in the on-highway heavy-duty truck market to 26.3% for the full year and achieved 29.4% during the fourth quarter. The Company also maintained its strength in most of its other markets.

Total assets increased to $1.1 billion at the end of 1996, up 6% over 1995 levels. The Company's debt to total capitalization ratio at the end of 1996 was 27% versus 22.5% at the end of 1995.

RESULTS OF OPERATIONS

For the periods indicated, the following table sets forth the percentage of net revenues represented by certain items included in the Company's Consolidated Statements of Income.

                            YEARS ENDED DECEMBER 31,
--------------------------------------------------------------------------------
                                                           1996    1995    1994
                                                          ------  ------  ------
Net revenues                                              100.0%  100.0%  100.0%
Cost of sales                                              77.1    76.7    76.6
------------------------------------------------------     -----   -----   -----
    Gross profit                                           22.9    23.3    23.4
Expenses:
Selling and administrative                                 14.9    14.9    15.6
Research and development                                    5.4     4.5     3.9
Interest                                                     .6      .5      .3
Special charge                                              1.9       -       -
Restructuring charge                                          -      .5       -
------------------------------------------------------     -----   -----   -----
    Total                                                  22.8    20.4    19.8
Income before income taxes and minority interests            .1     2.9     3.6
Provision for income taxes                                  (.1)     .9     1.3
Minority interests                                            -      .1      .1
------------------------------------------------------    -----   -----   -----
Net income                                                   .2%    1.9%    2.2%
------------------------------------------------------    =====   =====   =====

The Company's net revenues for each of its market segments during the last three years were:

(In millions)

             YEARS ENDED DECEMBER 31,
--------------------------------------------------
                            1996    1995    1994
                           ------  ------  -------
On-Highway Truck           $  755  $  929   $  851
Construction & Industrial     364     351      250
Automotive                    222     213        -
Coach & Bus                   220     188      185
Marine                        156     149      139
Power Generation              133     143      133
Military                      113     114      105
-------------------------  ------  ------  -------
Net revenues               $1,963  $2,087   $1,663
-------------------------  ======  ======  =======

As shown by the above chart, Detroit Diesel's revenue base continued to diversify during 1996. Approximately one-third of the Company's revenues are generated from sales made to customers located outside of the United States compared to approximately 26% in 1994. The geographic diversity is mainly attributable to the acquisition of VM Motori S.p.A. ("VM") in 1995 and the related growth in VM's business.

The on-highway heavy-duty truck market is Detroit Diesel's largest market; however, net revenues from this market represented approximately 38% of total consolidated revenues in 1996 versus approximately 45% in 1995 and 52% in 1994. Detroit Diesel expects to further diversify its revenue base during 1997 by expanding business overseas for its automotive products and the launch of the Series 2000 and Series 4000 engines in off-road markets.

1996 COMPARED TO 1995

     NET REVENUES. Net revenues for 1996 were $1,962.9 million, a decrease of $124.2 million, or 6.0%, from $2,087.1 million for 1995. The decrease in net revenues during 1996 reflects lower demand in the North American Class 8 heavy-duty truck market, which achieved record unit volume during 1995, and the sale of certain company-owned distributors during 1995. These decreases were somewhat offset by an increase in parts sales plus higher revenues from remanufactured products and from automotive products.

During 1996, sales of the Company's Series 60 engine were approximately 49,700 units, a decrease of 12,200 units, or 20%, from 1995 levels. Two-cycle unit sales declined 6% as sales transitioned to the Company's Series 50 engine, which increased 6% to nearly 4,600 units. Sales of Volvo Penta, MTU and Series 30/40 engine products distributed by the Company rose 25%.

During 1996, Detroit Diesel and Perkins Group Limited (of Peterborough, England) elected not to renew their engine supply and distribution agreement. The loss of revenues and the related earnings associated with this activity will not be significant.

     GROSS PROFIT. Gross profit for 1996 was $449.1 million, or 22.9% of net revenues, compared to $486.3 million, or 23.3% of net revenues, for 1995, a decrease of $37.2 million. The decrease in gross profit reflects the Company's lower revenues in 1996 combined with a change in sales mix and higher price incentives in most markets, particularly the on-highway heavy-duty truck market.

     SELLING AND ADMINISTRATIVE EXPENSES.   Selling and administrative expenses
were $292.1 million, or 14.9% of net revenues, for 1996, compared to $311 million, or 14.9% of net revenues, for 1995, a decrease of $18.9 million. Selling and administrative expense includes warranty, service parts warehousing, direct selling, sales promotion, advertising and general expenses. The $18.9 million decrease from 1995 reflects lower bonus and profit sharing obligations and lower expenses due to the sale of certain company-owned distributors during 1995.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $105.2 million, or 5.4% of net revenues for 1996, compared to $94.8 million, or 4.5% of net revenues for 1995, an increase of $10.4 million. The increase is attributable to continued development of Series 2000 and Series 4000 engines, off-highway emissions efforts and automotive engine development.

     INTEREST EXPENSE.   Interest expense was $12.1 million for 1996, compared
to $9.7 million for 1995, an increase of $2.4 million. The increase in interest expense is attributed to higher debt levels in 1996 associated with capital spending and an increase in working capital requirements.

     SPECIAL CHARGE. In the second quarter of 1996, the Company recorded a special charge of $38.3 million, or $24.9 million net of taxes, for product support and to reduce the value of an investment in Mexico. The charge was used to cover costs associated with variability in component machining that could cause engine failures on four-cycle on-highway products under specific
application conditions.   The charge reflected the estimated amount of expected
costs for repair or replacement of the affected products. In response to this situation, management adopted a specific action plan to provide customers with appropriate product support to correct the problem and made changes in the manufacturing and design process to remedy the situation. Management believes that its proactive approach in handling this situation has produced favorable results with distributors and customers. As part of the special charge, the Company also reduced the value of an investment in Mexico by $2 million.

     INCOME TAX EXPENSE. Income taxes for 1996 reflect a credit of $3 million. This compares to income tax expense of $19.8 million during 1995. The decrease in tax expense is attributable to the Company's lower level of earnings during 1996, the benefit from the formation of a foreign sales corporation and the utilization of foreign tax credits.

     NET INCOME.   Net income for 1996 was $3.8 million, compared to $40.1
million for 1995. Net income for 1996 reflects a $38.3 million, $24.9 million net of tax, special charge related to product coverage and to reduce the value of an investment in Mexico. Excluding the special charge, net income was $28.7 million, or $1.17 per share.

1995 COMPARED TO 1994

NET REVENUES. Net revenues for 1995 were $2,087.1 million, an increase of
$424.6 million, or 26%, over $1,662.5 million for 1994.   Excluding VM, the
Company's increase in net revenues was 10% over 1994 levels. The increase in net revenues during 1995 reflects higher demand in the North American Class 8 heavy-duty truck market, which achieved record unit volume during 1995, along with the Company's increase in its share of this market.

During 1995, unit sales of the Company's Series 60 engine increased 13% to over 61,900 units. Sales of the Company's Series 50 engine increased 25% to nearly 4,300 units while sales of Perkins, Volvo Penta and MTU engine products distributed by the Company rose 25%. These increases were offset by the continuing decline in two-cycle unit sales of 11% as the Company's four-cycle products gain popularity. The increase also reflects an 11% growth in service parts sales over 1994 levels.

     GROSS PROFIT. Gross profit for 1995 was $486.3 million, or 23.3% of net revenues, compared to $388.8 million, or 23.4% of net revenues, for 1994, an increase of $97.5 million. The decrease in gross profit as a percent of net revenues reflects the inclusion of VM in consolidated results, which has a lower gross profit percent on its products as compared to the Company's traditional business, partially offset by cost improvements and production efficiencies achieved by the Company associated with increased production volumes. Excluding VM, gross profit as a percent of net revenues was 23.8%, an increase of .4 points over 1994.

     SELLING AND ADMINISTRATIVE EXPENSES.   Selling and administrative expenses
were $311 million, or 14.9% of net revenues, for 1995, compared to $259.9 million, or 15.6% of net revenues, for 1994, an increase of $51.1 million. Selling and administrative expense includes warranty, service parts warehousing, direct selling, sales promotion, advertising and general expenses. The $51.1 million increase over 1994 reflects higher warranty accruals related to increased engine volume and the addition of VM. Selling and administrative expenses as a percent of sales were reduced, however, reflecting the Company's higher net revenues without incurring proportionately higher expenses and the acquisition of VM, which has a lower ratio of selling and administrative expenses to sales.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $94.8 million, or 4.5% of net revenues for 1995, compared to $64.4 million, or 3.9% of net revenues for 1994, an increase of $30.4 million. The increase is attributable to continued development of alternative fuel engines, Series 2000 and Series 4000 engine development, introduction of the Series 55 engine and engine development at VM. Excluding VM, the increase in research and development expenses was $17.1 million.

     INTEREST EXPENSE.   Interest expense was $9.7 million for 1995 compared to
$4.9 million for 1994, an increase of $4.8 million. The increase in interest expense is attributed to higher debt levels in 1995, associated with the acquisition of VM in January 1995, as the Company borrowed approximately $125 million to finance the acquisition. (See "Liquidity and Capital Resources.")

     INCOME TAX EXPENSE.   Income tax expense for 1995 was $19.8 million
compared to $22.3 million for 1994, a decrease of $2.5 million. The decrease in income tax expense reflects the decrease in the Company's effective tax rate for 1995 to 32.5% from 37.4% due to tax credits related to capital expenditures at VM.

     NET INCOME.   Net income for 1995 was $40.1 million, an increase of $4
million, or 11%, from $36.1 million for 1994. Net income for 1995 reflects a $6.7 million, net of tax, restructuring charge to cover costs associated with a reduction in salaried personnel. Excluding the restructuring charge, net income was $46.8 million, or $1.90 per share.

LIQUIDITY AND CAPITAL RESOURCES

During the three years ended December 31, 1996, Detroit Diesel funded its working capital, investments and capital expenditure requirements using cash flow from operations and bank borrowings under various revolving lines of credit and bank notes.

The Company has a $300 million, unsecured revolving credit agreement with a bank group, including The Chase Manhattan Bank (Chase), as participant and agent for the other participating banks, which expires in the year 2000. Borrowings under this agreement bear interest at LIBOR-based rates, prime-based rates and rates determined by competitive bidding among the participating
banks.   The Company had available credit under this agreement totaling approximately $211 million at December 31, 1996.

The Company has interest rate swap agreements, which extend through June 2000 and may be extended through June 2001, that effectively convert $50 million of its variable rate debt to fixed rates ranging from 5.4% to 6.24%.

VM has approximately $60 million in unsecured, short-term lines of credit with several banks. At December 31, 1996, VM had available credit of approximately $59 million under these lines of credit.

The Company generated cash flows from operations of $22.9 million, $97.4 million and $71.8 million for 1996, 1995 and 1994, respectively, which reflects the Company's net income, adjusted for non-cash items and changes in working capital. The Company funded the acquisition of VM using its revolving credit agreement to borrow approximately $125 million. During 1994, the Company realized cash proceeds of $38.3 million from the exercise by Diesel Project Development, Inc. of its option to purchase 2.4 million newly issued shares of the Company's common stock.

Capital expenditures were $57.8 million in 1996 compared to $76.5 million in 1995 and $37.9 million in 1994. Capital expenditures for 1996 include capital spending for VM of approximately $9.4 million. Capital expenditures in 1996 were used to expand and enhance engine production capabilities, to upgrade engineering facilities and equipment, and to make improvements to the Company's distributor and remanufacturing facilities. The Company's present capital expenditure program includes spending approximately $50 million during 1997 on new and existing products and to upgrade facilities.

At December 31, 1996, the Company was contingently liable for letters of credit of approximately $43.6 million and guarantees to banks of approximately $29.2 million. The Company had commitments of approximately $11 million to complete various capital projects.

The Company is subject to risk of changes in foreign currency exchange rates due to operations located outside the United States. Changes in foreign currency exchange rates are generally reported as a component of stockholders'
equity.   Changes in the value of the Italian Lira will impact the Company's translation adjustments in the future.

The Company believes that it will be able to satisfy on-going cash requirements (including capital expenditures for environmental compliance and other projects) for the next twelve months and thereafter, with cash flow from operations, supplemented, as necessary, by borrowings under its revolving credit agreement.

SEASONALITY

The Company's business is moderately seasonal, as its major OEM customers historically have two- to four-week summer shutdowns of operations during the third quarter. The Company typically shuts down its own operation for one week each July. Additionally, VM typically shuts down its operations during the month of August. Consequently, the Company's third quarter results reflect the effects of these shutdowns.

EFFECTS OF INFLATION

The Company believes that the relatively moderate inflation rate over the last few years has not had a significant impact on the Company's revenues or profitability. The Company does not expect inflation to have any near-term material effect on the sales of its products, although there can be no assurance that such an effect will not occur in the future.

FOREIGN OPERATIONS

Approximately 34% of the Company's 1996 net revenues were derived from sales made to purchasers in foreign countries. Included is the Company's subsidiary,
VM, which operates a manufacturing facility located in Cento, Italy.   Because
of these foreign factors, the Company's business is subject to the risks of conducting business abroad, including currency exchange rate fluctuations, limits on repatriation of funds, compliance with foreign laws and other economic and political uncertainties. (See Note 9 of Notes to Consolidated Financial Statements.)

PROSPECTIVE INFORMATION

The Company expects the North American heavy-duty truck market to remain a significant part of its business. The overall strength of this market and the requirements necessary to compete in this market will impact the Company's performance during 1997. Management anticipates that industry demand in North America will remain near 1996 levels. Management believes that all of its markets will experience continued price competition, particularly the North American heavy-duty truck market.

Detroit Diesel plans to mitigate its dependence on the North American heavy-duty truck market with the introduction of its Series 2000 and Series 4000 engines, with increased sales of its four-cycle products to other markets and through expansion of the automotive market. Additionally, with the introduction of Detroit Diesel 2000, a focused management plan emphasizing individual product lines, Detroit Diesel expects to enhance its financial performance.

CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR" UNDER THE PRIVATE SECURITIES REFORM ACT OF 1995

The Company may, from time to time, make forward-looking statements, including statements projecting, forecasting or estimating company performance and industry trends. The achievement of the projections, forecasts or estimates contained in these statements is subject to certain risks and uncertainties, and actual results and events may differ materially from those projected, forecasted or estimated.

The applicable risks and uncertainties include general economic and industry conditions that affect all international businesses, as well as matters that are specific to the Company and the markets it serves. For example, the achievement of projections, forecasts or estimates contained in the Company's forward-looking statements may be impacted by national and international economic conditions; compliance with U.S. and foreign treaties, laws and regulations; and the general risks associated with doing business abroad, such as currency exchange rate fluctuations, limits on repatriation of funds and political uncertainties.

Risks that are specific to the Company and its markets include compliance with increasingly stringent emissions controls standards applicable to diesel engines; the cyclical demand for engines, particularly in the on-highway heavy-duty truck market; competition in pricing and new product development from larger companies with substantial resources; the concentration of a substantial percentage of the Company's sales with a few major OEM customers, the loss of, or change in demand from, any of which could have a material impact on the Company; increasing diversification in overseas markets and operations; labor relations at the Company and its customers and suppliers; and the Company's single-source supply and just-in-time inventory strategies, which could adversely affect production if a single-source supplier is unable for any reason to meet the Company's requirements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Refer to "Index to Financial Statements and Schedule" on page 31.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     The information contained in the Company's Current Report on Form 8-K, relating to VM, dated March 26, 1997 is incorporated herein by reference.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     As to directors, the information under the caption "Proposals-Election of Directors" and "Board of Directors-Directors Continuing in Office" in the Proxy Statement furnished in connection with the solicitation by the Board of Directors of the Company of proxies for the 1997 Annual Meeting of Stockholders to be held April 29, 1997 (the "Proxy Statement") is incorporated herein by reference. As to executive officers, information is contained under the caption "Executive Officers of the Registrant" hereof. Information contained under the caption "Board of Directors-Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information under the captions "Board of Directors-Director Compensation" and "Executive Compensation", and Appendix A - Performance Graph and Appendix C-Executive Compensation, of the Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information under the caption "Appendix B - Stockholdings" of the Proxy Statement is incorporated herein by reference, and the information regarding beneficial owners of more than 5% of the shares of the Company's common stock of the Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information under the caption "Certain Stockholders" of the Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

The following documents are filed as part of this report:

(a)   Financial Statements and Schedule

      Refer to the "Index to Financial Statements and Schedule" on page 31 for a list of financial statements and schedule filed as a part of this report.

(b)   Reports on Form 8-K

      The Company filed no current reports on Form 8-K with the Securities and Exchange Commission during the quarter ended December 31, 1996.

(c)   Exhibits:


Exhibit
Number                           Description of Exhibit
-------                          ----------------------
[S]      [C]
3.1 Certificate of Incorporation, as amended, which is incorporated by reference from Exhibit 3.1 of the Company's Registration Statement on Form S-1, File No. 33-66760, filed with the Securities and Exchange Commission on July 30, 1993, as amended.

3.2 Amended and Restated Bylaws of Detroit Diesel Corporation, which is incorporated by reference from Exhibit 3.2 of the Company's Registration Statement on Form S-1, File No. 33-66760, filed with the Securities and Exchange Commission on July 30, 1993, as amended.

4.1 Termination, Replacement and Restatement Agreement dated as of June 7, 1995 among Detroit Diesel Corporation, the Lenders listed on Exhibit A and Chemical Bank, as agent for the lenders, which is incorporated by reference from Exhibit 10.1 of the Company Form 10-Q, File No. 1-12394, filed with the Securities and Exchange Commission on August 10, 1995.

4.1.1 First Amendment to the Termination, Replacement and Restatement Agreement, dated November 22, 1996, among Detroit Diesel Corporation, the several banks and other financial institutions and Chemical Bank, as agent for the Lenders and the predecessor in interest of The Chase Manhattan Bank, now acting as agent for the Lenders

4.2 Specimen Form of Certificate for Common Stock, which is incorporated by reference from Exhibit 4.4 of the Company's Registration Statement on Form S-1, File No. 33-66760, filed with the Securities and Exchange

Exhibit
Number                   Description of Exhibit
------                   ----------------------

         Commission on July 30, 1993, as amended.

         Long-term debt instruments and credit facility agreements of the Detroit Diesel Corporation, under each of which the authorized debt is equal to less than 10% of the total assets of the Detroit Diesel Corporation and its subsidiaries on a consolidated basis, are not filed as exhibits to this report. Detroit Diesel Corporation agrees to furnish to the Commission, upon request, copies of any such unfiled instruments.

10.1 Form of 1993 Stock Incentive Plan, which is incorporated by reference from Exhibit 10.1 of the Company's Registration Statement on Form S-1, File No. 33-66760, filed with the Securities and Exchange Commission on July 30, 1993, as amended.

10.1.1 Form of 1993 Stock Incentive Plan Restricted Stock Award and Deferred Stock Award, which is incorporated by reference from Exhibit 10.1.1 of the Company's Registration Statement on Form S-1, File no. 33-66760, filed with the Securities and Exchange Commission on July 30, 1993, as amended.

10.2 Collaboration Agreement, dated as of January 31, 1993, between Detroit Diesel Corporation and Mercedes-Benz AG, which is incorporated by reference from Exhibit 10.2 of the Company's Registration Statement on Form S-1, File No. 33-66760, filed with the Securities and Exchange Commission on July 30, 1993, as amended.

#10.3 Development Agreement, dated as of December 21, 1992, between Detroit Diesel Corporation and Mercedes-Benz AG, which is incorporated by reference from Exhibit 10.3 of the Company's Registration Statement on Form S-1, File No. 33-66760, filed with the Securities and Exchange Commission on July 30, 1993, as amended.

#10.4 License Agreement, dated as of March 27, 1993, between Detroit Diesel Corporation and Mercedes-Benz AG, which is incorporated by reference from Exhibit 10.4 of the Company's Registration Statement on Form S-1, File No. 33-66760, filed with the Securities and Exchange Commission on July 30, 1993, as amended.

10.5 Financing Agreement between Diesel Project Development, Inc. and Detroit Diesel Corporation, dated as of April 30, 1993, which is incorporated by reference from Exhibit 10.5 of the Company's Registration Statement on Form S-1, File No. 33-66760, filed with the Securities and Exchange Commission on July 30, 1993, as amended.

Exhibit
Number                          Description of Exhibit
-------                         ----------------------

10.6 Amended and Restated Lease Agreement by and between Corporate Property Associates 8, L.P., and Corporate Property Associates 9, L.P. and Detroit Diesel Corporation, dated as of May 24, 1994, which is incorporated by reference from Exhibit 10.6 of Amendment No. 1 to the Company's Registration Statement on Form S-1, File No. 33-79286, filed with the Securities and Exchange Commission on June 15, 1994.

10.7 Lease Agreement, dated June 30, 1988, between the Timken Company and Detroit Diesel Corporation, which is incorporated by reference from
         Exhibit 10.7 of the Company's Registration Statement on Form S-1, File No. 33-66760, filed with the Securities and Exchange Commission on July 30, 1993, as amended.

10.8 Agreement for Data Processing Services between Electronic Data Systems Corporation and the Company, dated as of January 1, 1988 (as amended and effective through December 31, 2003), which is incorporated by reference from Exhibit 10.9 of the Company's Registration Statement on Form S-1, File No. 33-66760, filed with the Securities and Exchange Commission on July 30, 1993, as amended.

10.9 Master Lease Agreement between Detroit Diesel Corporation and GECC, dated as of May 26, 1992, which is incorporated by reference from
         Exhibit 10.11 of the Company's Registration Statement on Form S-1, File No. 33-66760, filed with the Securities and Exchange Commission on July 30, 1993, as amended.

#10.10 Requirements Agreement between Diesel Technology Company and Detroit Diesel Corporation, dated February 17, 1992, which is incorporated by reference from Exhibit 10.15 of the Company's Registration Statement on Form S-1, File No. 33-66760, filed with the Securities and Exchange Commission on July 30, 1993, as amended.

10.11 Purchase Agreement between Detroit Diesel Corporation and Penske Truck Leasing Corporation, dated October 7, 1993, related to purchase of remanufacturing business, which in incorporated by reference from
         Exhibit 10.18 of the Company's Registration Statement on Form S-1, File No. 33-66760, filed with the Securities and Exchange Commission on July 30, 1993, as amended.

10.12 Employment Agreement, dated February 1, 1989, between Penske Transportation, Inc. and A. Gordon Clark, as amended, assumed by Detroit Diesel Corporation, which is incorporated by reference from
         Exhibit 10.19 of the Company's Registration Statement on Form S-1, File No. 33-66760, filed with the Securities and Exchange Commission on

Exhibit
Number                          Description of Exhibit
-------                         ----------------------


         July 30, 1993, as amended.

10.12.1 Second Amendment to Employment Agreement dated as of January 31, 1995, between Detroit Diesel Corporation, as assignee of Penske Transportation, Inc., and A. Gordon Clark, which is incorporated by reference from Exhibit 10.12.1 of the Company's Annual Report on Form 10-K, File No. 1-12394, filed with the Securities and Exchange Commission on March 31, 1995, as amended.

10.13 Restated Share Purchase Agreement by and between Montagu Private Equity Investments Limited and others, and Detroit Diesel Corporation, dated January 4, 1995, which is incorporated by reference from Exhibit
         10.13 of the Company's Annual Report on Form 10-K, File No. 1-12394, filed with the Securities and Exchange Commission on March 31, 1995, as amended.

#10.14 TED Joint Development and License Agreement by and among Detroit Diesel Corporation and Mercedes-Benz Aktiengesellschaft and MTU Motoren- und Turbinen-Union Friedrichshafen GmbH, dated September 5, 1994, which is incorporated by reference from Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q, File No. 1-12394, filed with the Securities and Exchange Commission on November 11, 1994.

#10.15 FEAT Joint Development and License Agreement by and between MTU Motoren- und Turbinen-Union Friedrichshafen GmbH and Detroit Diesel Corporation, dated June 28, 1994, which is incorporated by reference from Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q, File No. 1-12394, filed with the Securities and Exchange Commission on November 11, 1994.

10.15.1 Amendment to FEAT Joint Development and License Agreement by and between MTU Motoren- und Turbinen-Union Friedrichshafen GmbH and Detroit Diesel Corporation, dated June 28, 1994, which is incorporated by reference from Exhibit 10.4.1 of the Company's Quarterly Report on Form 10-Q, File No. 1-12394, filed with the Securities and Exchange Commission on November 11, 1994.

10.16 Mutual Distribution Agreement by and between Detroit Diesel Corporation and MTU Motoren- und Turbinen-Union Friedrichshafen GmbH, dated June 28, 1994, which is incorporated by reference from Exhibit
         10.5 of the Company's Quarterly Report on Form 10-Q, File No. 1-12394, filed with the Securities and Exchange Commission on November 11, 1994.

Exhibit
Number                          Description of Exhibit
-------                         ----------------------


10.17 Joinder Agreement by and between Detroit Diesel Corporation, Mercedes-Benz AG and Motoren- und Turbinen-Union Friedrichshafen GmbH, dated July 13, 1994, which is incorporated by reference from Exhibit
         10.6 of the Company's Quarterly Report on Form 10-Q, File No. 1-12394, filed with the Securities and Exchange Commission on November 11, 1994.

11.1     Statement re:  Computation of Per Share Earnings

21.1     List of Subsidiaries

23.1     Consent of Deloitte & Touche LLP

25.1     Powers of Attorney of Directors and Officers of the Registrant

27       Financial Data Schedule

-----------------------

   # Does not include certain information as to which the Company has been granted confidential treatment.

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE



                                                                            PAGE
                                                                            ----
Consolidated Statements of Income for the years ended December 31, 1996,
1995 and 1994                                                                 32

Consolidated Balance Sheets at December 31, 1996 and 1995                     33

Consolidated Statements of Stockholders' Equity for the years ended
December 31, 1996, 1995 and 1994                                              34

Consolidated Statements of Cash Flows for the years ended December 31,
1996, 1995 and 1994                                                           35

Notes to Consolidated Financial Statements                                    36

Quarterly Financial Data                                                      51

Report of Management                                                          52

Independent Auditors' Report                                                  53

Independent Auditors' Report on Schedule                                      54

Schedule II - Valuation and Qualifying Accounts                               55

DETROIT DIESEL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)





                                                YEARS ENDED DECEMBER 31,
--------------------------------------------------------------------------------
                                           1996          1995          1994
--------------------------------------------------------------------------------
Net revenues                               $1,962.9       $2,087.1      $1,662.5
Cost of sales                               1,513.8        1,600.8       1,273.7
                                       ------------   ------------  ------------
   Gross profit                               449.1          486.3         388.8
Expenses:
Selling and administrative                    292.1          311.0         259.9
Research and development                      105.2           94.8          64.4
Interest                                       12.1            9.7           4.9
Special charge (Note 2)                        38.3              -             -
Restructuring charge (Note 19)                    -           10.0             -
                                       ------------   ------------  ------------
   Total                                      447.7          425.5         329.2
Income before income taxes and
 minority interests                             1.4           60.8          59.6
Provision for income taxes                     (3.0)          19.8          22.3
Minority interests                               .6             .9           1.2
                                       ------------   ------------  ------------
Net income                                 $    3.8       $   40.1      $   36.1
                                       ============   ============  ============
Primary net income per share (Note 3)      $    .16       $   1.62      $   1.52
                                       ============   ============  ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

DETROIT DIESEL CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)


                                                                        DECEMBER 31,
------------------------------------------------------------------------------------------
                                                                     1996          1995
------------------------------------------------------------------------------------------
ASSETS
  CURRENT ASSETS:
  Cash                                                            $     3.0     $     5.1
  Accounts and notes receivable, net                                  293.1         283.9
  Inventories                                                         292.1         282.4
  Prepaid expenses, deferred charges and other current assets          19.8          11.4
  Deferred tax assets                                                  56.4          56.8
                                                                -----------   -----------
    Total Current Assets                                              664.4         639.6
                                                                -----------   -----------
  PROPERTY, PLANT AND EQUIPMENT:
  Land and buildings                                                   69.4          63.7
  Machinery, equipment and tooling                                    337.4         292.7
                                                                -----------   -----------
    Total Property, Plant and Equipment                               406.8         356.4
  Less: accumulated depreciation                                      125.3         100.0
                                                                -----------   -----------
  Net Property, Plant and Equipment                                   281.5         256.4
                                                                -----------   -----------
  DEFERRED TAX ASSETS                                                  26.0          15.7
  INTANGIBLE ASSETS, NET                                              103.9         102.4
  OTHER ASSETS                                                         36.8          31.0
                                                                -----------   -----------
    TOTAL ASSETS                                                  $ 1,112.6     $ 1,045.1
                                                                ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES:
  Notes payable                                                   $    16.6     $    29.2
  Accounts payable                                                    279.9         275.0
  Accrued expenses                                                    179.8         191.0
  Deferred tax liabilities                                                -           1.3
  Current portion of long-term debt and capital leases                  9.8           2.4
                                                                -----------   -----------
    Total Current Liabilities                                         486.1         498.9
                                                                -----------   -----------
  LONG-TERM DEBT AND CAPITAL LEASES                                    92.6          58.5
  OTHER LIABILITIES                                                   165.2         138.6
  DEFERRED TAX LIABILITIES                                             35.4          26.8
  DEFERRED INCOME                                                       6.5           7.0
  MINORITY INTERESTS                                                    5.6           4.9
  COMMITMENTS AND CONTINGENCIES (NOTE 13)
  STOCKHOLDERS' EQUITY:
  Preferred Stock, par value $.01 per share: authorized
    10 million shares; no shares issued                                   -             -
  Common Stock, par value $.01 per share: authorized
    40 million shares; 24.7 million shares issued and                    .2            .2
    outstanding
  Additional paid-in capital                                          217.8         217.4
  Retained earnings                                                   108.9         105.1
  Additional minimum pension adjustment                                (2.5)         (6.7)
  Currency translation adjustment                                      (3.0)         (5.0)
  Deferred compensation on restricted stock                             (.2)          (.6)
                                                                -----------   -----------
    Total Stockholders' Equity                                        321.2         310.4
                                                                -----------   -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 1,112.6     $ 1,045.1
                                                                ===========   ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

DETROIT DIESEL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions)

                                                     YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
---------------------------------------------------------------------------------------------------------------
                                                                         ADDITIONAL      CURRENCY
                                         COMMON  ADDITIONAL               MINIMUM      TRANSLATION
                                 COMMON  STOCK     PAID-IN    RETAINED    PENSION       ADJUSTMENT
                                 STOCK   AMOUNT    CAPITAL    EARNINGS   ADJUSTMENT     AND OTHER       TOTAL
---------------------------------------------------------------------------------------------------------------
Balance at January 1, 1994         22.2     $.2       $179.1    $ 28.9                        $(1.6)    $206.6
Issuance of common stock            2.4       -         38.3                                              38.3
Net income                                                        36.1                                    36.1
Currency translation adjustment                                                                (3.8)      (3.8)
Deferred compensation on
  restricted stock                   .1       -            -                                     .5         .5
-------------------------------  ------  ------  -----------  --------  -----------   -------------   --------
Balance at December 31, 1994       24.7      .2        217.4      65.0                         (4.9)     277.7
Net income                                                        40.1                                    40.1
Additional minimum pension
  adjustment, net of taxes of
  $3.3 million                                                                $(6.7)                      (6.7)
Currency translation adjustment                                                                (1.1)      (1.1)
Deferred compensation on
  restricted stock                            -            -                                     .4         .4
-------------------------------  ------  ------  -----------  --------  -----------   -------------   --------
Balance at December 31, 1995       24.7      .2        217.4     105.1         (6.7)           (5.6)     310.4
Issuance of common stock                                  .4                                                .4
Net income                                                         3.8                                     3.8
Reduction in minimum pension
  adjustment, net of taxes of
  $1.9 million                                                                  4.2                        4.2
Currency translation adjustment                                                                 2.0        2.0
Deferred compensation on
  restricted stock                            -            -                                     .4         .4
-------------------------------  ------  ------  -----------  --------  -----------   -------------   --------
Balance at December 31, 1996       24.7     $.2       $217.8    $108.9        $(2.5)          $(3.2)    $321.2
-------------------------------  ======  ======  ===========  ========  ===========   =============   ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

DETROIT DIESEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

                                                                           YEARS ENDED DECEMBER 31,
----------------------------------------------------------------------------------------------------
                                                                          1996      1995      1994
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                               $  3.8    $ 40.1    $ 36.1
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                          33.8      33.1      23.3
    Gain on sale of property, plant and equipment                          (1.8)        -         -
    Exchange gains                                                         (4.0)        -         -
    Changes in assets and liabilities which
      provided (used) cash:
        Accounts and notes receivable                                      (7.0)    (19.4)    (12.5)
        Inventories                                                        (8.2)    (42.6)     (6.3)
        Prepaid expenses, deferred charges and other current assets        (8.2)      (.6)       .3
        Deferred taxes                                                     (5.8)     (6.4)     (9.1)
        Accounts payable                                                    1.6      57.1       4.4
        Accrued expenses and other liabilities                             21.0      39.4      50.2
        Intangible and other assets                                        (2.3)     (3.3)    (14.6)
                                                                        -------   -------   -------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                                22.9      97.4      71.8
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property, plant and equipment                            (57.8)    (76.5)    (37.9)
  Proceeds from sale of property, plant and equipment                      12.9         -         -
  Investments in and advances to affiliates                                (5.6)     (1.9)     (2.2)
  Proceeds from sale of investment                                            -      10.0         -
  Proceeds from sale of subsidiaries                                          -      27.5      10.5
  Acquisition of consolidated subsidiaries                                    -    (129.9)     (5.1)
                                                                        -------   -------   -------
  NET CASH USED IN INVESTING ACTIVITIES                                   (50.5)   (170.8)    (34.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from (payments on) notes payable                           (13.1)     17.1     (10.8)
  Proceeds from revolving lines of credit                                 135.0         -         -
  Payments on revolving lines of credit                                  (145.0)        -         -
  Net proceeds from (payments on) other long-term borrowings               48.1      52.3     (51.5)
  Net proceeds from issuance of common stock                                  -         -      38.3
                                                                        -------   -------   -------
  NET CASH  PROVIDED BY (USED IN) FINANCING ACTIVITIES                     25.0      69.4     (24.0)
  EFFECT OF EXCHANGE RATE CHANGES ON CASH                                    .5      (2.2)     (3.8)
                                                                        -------   -------   -------
  NET INCREASE (DECREASE) IN CASH                                          (2.1)     (6.2)      9.3
  CASH AT THE BEGINNING OF THE PERIOD                                       5.1      11.3       2.0
                                                                        -------   -------   -------
  CASH AT THE END OF THE PERIOD                                          $  3.0    $  5.1    $ 11.3
---------------------------------------------------------------------   =======   =======   =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                             $ 12.5    $  9.2    $  5.1
                                                                        =======   =======   =======
    Income taxes                                                         $  8.3    $ 26.7    $ 16.3
---------------------------------------------------------------------   =======   =======   =======
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
  Capital lease obligations incurred                                     $  2.3
                                                                        =======
  Gain from dilution of ownership in affiliate                           $   .9
                                                                        =======
  Conversion of accounts receivable to investment in affiliate           $   .6
                                                                        =======
  Contribution of assets to joint venture                                $   .5
                                                                        =======
  Issuance of deferred stock                                             $   .4
                                                                        =======
  Receivables in connection with sales of subsidiaries                             $  2.3    $   .1
                                                                                  =======   =======

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

     DETROIT DIESEL CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     1. ORGANIZATION AND BUSINESS

     Detroit Diesel Corporation and subsidiaries (the "Company" or "DDC") design, manufacture, market, service and provide aftermarket and remanufactured products for a full range of high performance diesel and alternative fuel engines from ten to 10,000 horsepower and offers financing through Detroit Diesel Capital Corporation. The Company serves the on-highway truck, coach and bus, automotive, construction, mining and industrial, power generation, marine, and military markets. The Company has a worldwide distribution and product support system. Customers, both U.S. and internationally, include original equipment manufacturers (OEMs), authorized distributors and governmental entities.

     The Company is indirectly owned by Penske Corporation (45.6%) ("Penske"), and directly by Diesel Project Development, Inc. (20%) ("DPD") and by public stockholders (34.4%).

     2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Affiliated companies in which the Company owns at least 20% of the voting securities are accounted for using the equity method. All significant intercompany transactions have been eliminated in consolidation.

     FOREIGN CURRENCY

     The financial statements of foreign subsidiaries and affiliates are translated into U.S. dollars using current exchange rates. The resulting translation adjustments are accumulated as a separate component of stockholders' equity.

     ACCOUNTS AND NOTES RECEIVABLE

     The accounts and notes receivable are net of an allowance of $6.1 million and $5.2 million at December 31, 1996 and 1995, respectively. The carrying value of accounts and notes receivable approximate fair value.

     INVENTORIES

     Substantially all inventories are stated at the lower of cost or market, with cost determined by the first-in, first-out (FIFO) method.

     PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method. The estimated service lives range from 5 to 35 years for buildings and improvements and 5 to 28 years for machinery, equipment and tooling, and leasehold improvements.

     INTANGIBLE ASSETS

     The Company amortizes the excess of cost over fair value of net assets acquired (Goodwill) on a straight-line basis over periods ranging from 5 to 40 years and other intangible assets over periods ranging from 3 to 30 years. Intangible assets are reported net of accumulated amortization of $13.9 million and $9.0 million at December 31, 1996 and 1995, respectively. Approximately 78% and 79% of the Company's unamortized goodwill and other intangibles at December 31, 1996 and 1995, respectively, relate to the acquisition of VM Motori, S.p.A. ("VM") (Note 18). The Company periodically evaluates the carrying value of its intangible assets for impairment. This evaluation is based principally on the projected, undiscounted cash flows generated by the underlying tangible assets.

     INCOME TAXES

     Deferred tax assets and liabilities reflect the impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     RESEARCH AND DEVELOPMENT

     Research and development expenditures are charged to operations as incurred.

     PRODUCT COVERAGE PROGRAMS

     Estimated costs of product coverage, including warranty, are charged to operations at the time the Company sells its products. Such costs were $129.6 million, $88.0 million, and $71.1 million in 1996, 1995 and 1994, respectively. Product coverage costs in 1996 reflect a special charge of $36.3 million. This charge related to costs associated with variability in component machining affecting a limited number of engines used in specific duty cycles. In addition to amounts included in accrued expenses (Note 7), other liabilities include $75.6 million and $54.6 million at December 31, 1996 and 1995, respectively, for these programs.

     POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS OTHER THAN PENSIONS

     The Company records postretirement benefit costs during the period the employees provide service to the Company. The Company funds its postretirement benefit obligation as benefits are paid. The Company amortizes the initial accumulated benefit obligation over a 20 year period (Note 15).

     The Company provides other postemployment benefits to substantially all U.S. employees. Postemployment benefits offered include disability benefits, supplemental unemployment benefits, workers' compensation benefits, and continuation of health care benefits and life insurance coverage. The Company records postemployment benefit costs at the time the employees leave active service. The costs of providing postemployment benefits are not significant.

     DERIVATIVE FINANCIAL INSTRUMENTS

     The Company may enter into derivative financial instruments to manage its exposure to fluctuations in interest and currency exchange rates. Derivative financial instruments are not used for speculative or investment purposes. The Company is exposed to market risks arising from changes in interest and foreign currency exchange rates. Interest rate swap agreements that effectively change the interest rate characteristics of existing debt are accounted for as an adjustment to interest expense.

     USE OF ESTIMATES

     The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities reported therein. Actual results reported in future periods may differ from these estimates.

     LONG LIVED ASSETS

     The Company evaluates the carrying value of its long lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may be impaired. During 1996, the Company reduced the carrying value of an investment in Mexico by $2 million, which is included as part of the special charge.

     RECLASSIFICATIONS

     Certain reclassifications have been made to the prior years amounts to conform with the classifications used in 1996.

     3. NET INCOME PER SHARE

     Primary net income per share for 1996 was computed by dividing net income by the weighted average common shares outstanding
     (24,697,316) and the weighted average dilutive effect of the Company's incentive stock options (344) under the treasury stock method (Note 16).

     Primary net income per share for 1995 was computed by dividing net income by the weighted average common shares outstanding
     (24,676,696) and the weighted average dilutive effect of the Company's incentive stock options (16,722) under the treasury stock method (Note 16).

     Primary net income per share for 1994 was computed by dividing net income by the weighted average common shares outstanding
     (22,967,654) and the weighted average dilutive effect of common stock equivalents (786,276) under the treasury stock method. Common stock equivalents used in calculating per share amounts include the dilutive effect of the DPD option which was outstanding during the year (689,620) plus the dilutive effect of the Company's incentive stock options (96,656), (Note 16).

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" which was effective for the Company beginning January 1, 1996. Statement No. 123 encourages compensation cost to be measured based on the fair value of the equity instrument awarded. In accordance with this statement the Company has elected to continue the application of Accounting Principles Board Opinion No. 25 which recognizes compensation cost based on the intrinsic value of the equity instrument award. Compensation costs determined under the provisions of Statement No. 123 were not significant for 1996 and 1995.

4. INVENTORIES

At December 31, 1996 and 1995, inventories consist of the following:


(In millions)
--------------------------------------------------------
                                    1996     1995
--------------------------------------------------------
  Productive                       $161.1    $163.6
  Service parts                      89.8      85.7
  Remanufacturing parts              34.7      25.6
  Non-productive                      6.5       7.5
-------------------------------    ------    ------
  Total                            $292.1    $282.4
-------------------------------    ======    ======



  The components of productive
  inventory are:
  Raw materials                       48%       49%
  Work in process                     24%       21%
  Finished product                    28%       30%

5. INTANGIBLE ASSETS

At December 31, 1996 and 1995, intangible assets, net of accumulated amortization, consist of the following:


(In millions)
------------------------------------------------
                                  1996    1995
------------------------------------------------
  Goodwill                       $ 80.0   $ 79.5
  Pension plan intangible asset    11.6     11.9
  Other                            12.3     11.0
-------------------------------  ------   ------
  Total                          $103.9   $102.4
-------------------------------  ======   ======

6. NOTES PAYABLE

The Company and its subsidiaries have $16.6 million and $29.2 million in debt under lines of credit and bank loan agreements at December 31, 1996 and 1995, respectively. The weighted average interest rate at December 31, 1996 was 7%. The amount available for borrowing under these lines of credit and bank loan agreements was approximately $85 million at December 31, 1996. The carrying value of notes payable approximates fair value.

7. ACCRUED EXPENSES

At December 31, 1996 and 1995, accrued expenses consist of the following:


(In millions)
-------------------------------------------------------------------------
                                                         1996     1995
-------------------------------------------------------------------------
Policy and warranty                                      $ 72.3   $ 82.8
Accrued payroll and related taxes                          31.8     31.1
Other                                                      75.7     77.1
--------------------------------------                   ------   ------
Total                                                    $179.8   $191.0
--------------------------------------                   ======   ======

8. LONG-TERM DEBT AND CAPITAL LEASES

At December 31, 1996 and 1995, long-term debt and capital leases consist of the following:

(In millions)
-----------------------------------------------------------------------------
                                                                1996   1995
-----------------------------------------------------------------------------
Unsecured, $300 million revolving line of credit bearing
interest at 7.8%, expires in 2000                              $80.9   $45.0
Unsecured, $7.4 million revolving lines of credit with a
weighted average interest rate of 4.5%, expires in 1998          7.4     3.5
Bank loans with a weighted average interest rate of 4.0%,
due in varying installments through 2010                         4.0     3.6
Bank loans with a weighted average interest rate of 8.75%,
due in 2008                                                      2.0     2.3
Economic Development loan bearing interest at 10% due in 2001    0.8       -
Capital leases with a weighted average interest rate of
9.8%, due in varying installments through 2001                   7.3     6.5
-------------------------------------------------------------  -----   -----
Total long-term debt and capital leases                        102.4    60.9
Less current portion                                             9.8     2.4
-------------------------------------------------------------  -----   -----
Total                                                          $92.6   $58.5
                                                               =====   =====

Principal repayment requirements on long-term debt and minimum lease on capitalized leases are as follows:

(In millions)
----------------------------------------------------------------------
                                                CAPITAL
                                      DEBT      LEASES        TOTAL
----------------------------------------------------------------------
1997                                  $  7.7       $  2.7      $  10.4
1998                                    82.0          2.7         84.7
1999                                      .4          2.3          2.7
2000                                      .4           .8          1.2
2001                                      .4            -           .4
2002 and thereafter                      4.2            -          4.2
----------------------------------  --------  -----------  -----------
Total payments                          95.1          8.5        103.6
Less: Amount representing interest         -          1.2          1.2
----------------------------------  --------  -----------  -----------
Total long-term debt                  $ 95.1       $  7.3      $ 102.4
==================================  ========  ===========  ===========

The Company has a $300 million, unsecured variable rate credit facility which expires in the year 2000. This facility has several restrictive covenants which require the maintenance of a certain level of net worth, restrict the Company's ability to incur additional debt and require maintenance of minimum interest coverage and leverage ratios. At December 31, 1996, the Company had approximately $211 million available under its revolving lines of credit. The carrying value of long-term debt approximates fair value.

During 1996, the Company refinanced the VM acquisition debt by allocating a portion of this facility to VM. The Company realized an exchange gain of $3.9 million on this transaction. At December 31, 1996, approximately $85 million of long-term debt is denominated in Italian Lira.

The Company has interest rate swap agreements which, extend through June 2000 and may be extended through June 2001, that effectively convert $50 million of its variable rate debt to fixed rates ranging from 5.4% to 6.24%.

The Company is exposed to risk of loss on the interest rate swap agreement in the event of nonperformance by The Chase Manhattan Bank ("Chase"). Such risk of loss is limited to amounts accrued by the Company as a receivable from Chase. The Company believes the risk of nonperformance is remote.

9. SEGMENTS OF BUSINESS

The Company operates in the single industry segment of design, manufacture, sale and service of heavy-duty diesel and alternative fuel engines, automotive diesel engines, off-highway diesel engines and engine parts. Manufacturing activities are carried out in the United States and Europe. Major distribution centers are located in the United States, Europe and Asia to support sales to all areas of the world.

Financial information is listed below by geographic area. Transfers to other geographic areas primarily represent intercompany export sales of U.S. produced goods and are accounted for by transfer prices based upon business conditions, distribution costs and other costs incurred in marketing products. Operating profit is total revenues less operating expenses and excludes interest expense, income taxes and minority interests. Operating profit for each area may not be a meaningful representation of each area's contribution to consolidated operating results because of the significant sales of products from the Company's domestic operations to its foreign
     operations.   Identifiable assets are those assets identified with
     the operations in each geographic area.



(In millions)                                    YEARS ENDED DECEMBER 31,
-----------------------------------------------------------------------------------
                                         1996              1995              1994
-----------------------------------------------------------------------------------
NET REVENUES
United States:
Domestic customers                      $1,298.9        $1,402.2          $1,238.1
Export customers                           281.5           304.8             289.1
Transfers to other geographic areas         83.8            88.2              85.0
                                     -----------        --------         ---------
Total United States                      1,664.2         1,795.2           1,612.2
Europe/Middle East/Africa                  331.9           311.2              50.2
Other                                       50.6            68.9              85.1
Eliminations                               (83.8)          (88.2)            (85.0)
                                     -----------        --------         ---------
Total                                   $1,962.9        $2,087.1          $1,662.5
                                     ===========        ========         ==========
OPERATING PROFIT
United States                           $   (9.8)(1)    $   54.4(2)        $  60.5
Europe/Middle East/Africa                   19.7            13.2               1.0
Other                                        3.6             2.9               3.0
                                     -----------        --------         ---------
Total                                   $   13.5        $   70.5           $  64.5
                                     ===========        ========         =========
IDENTIFIABLE ASSETS
United States                           $  786.8        $  720.0           $ 651.8
Europe/Middle East/Africa                  300.2           301.9              21.4
Other                                       32.7            31.8              44.3
Eliminations                                (7.1)           (8.6)             (6.3)
                                     -----------        --------         ---------
Total                                   $1,112.6        $1,045.1           $ 711.2
                                     ===========        ========         =========

(1) Includes a $38.3 million pretax special charge (Note 2)

(2) Includes a $10 million pretax restructuring charge (Note 19).

Net revenues by customer location were:

(In millions)                 YEARS ENDED DECEMBER 31,
---------------------------------------------------------
                             1996      1995      1994
---------------------------------------------------------
United States              $1,298.9  $1,402.2  $1,238.1
Europe/Middle East/Africa     347.9     335.8      77.3
Canada                        161.1     202.2     191.9
Mexico                         40.6      20.5      46.0
Asia/Pacific                   83.9      99.8      84.3
Latin America                  30.5      26.6      24.9
                           --------  --------  --------
Total                      $1,962.9  $2,087.1  $1,662.5
                           ========  ========  ========

10. MAJOR CUSTOMERS AND MARKETS

The Company sells its products to the on-highway truck, construction and industrial (including mining), automotive, coach and bus, marine, power generation and military markets. The on-highway truck market comprised approximately 38%, 45% and 52% of the Company's net revenues for 1996, 1995, and 1994, respectively. Within this market, the Company's largest OEM customers are Freightliner Corporation, Navistar International Transportation Corp., Volvo GM Heavy Truck Corporation and PACCAR Inc., of which approximately 33%, 40% and 43% of the Company's net revenues in 1996, 1995 and 1994, respectively, were derived. The Company also sells automotive products to Chrysler Corporation which accounted for approximately 7% and 6% of net revenues during 1996 and 1995, respectively. While the Company sells its products directly to OEMs, the ultimate customers are major fleet carriers and other end users in North America and throughout the world.

11. RELATED PARTY TRANSACTIONS

The Company's purchases from Diesel Technology Company, an affiliate, were $94 million in 1996, $108 million in 1995, and $104 million in 1994. Accounts payable to Diesel Technology Company were $16 million at December 31, 1996 and $12.8 million at December 31, 1995.

The Company's payments to Penske Corporation and its affiliates, other than Diesel Technology Company, for miscellaneous expenses and other items for the years ended December 31, 1996, 1995 and 1994 were $7.1 million, $14.2 million, and $9.6 million, respectively.

During the years ended December 31, 1996, 1995 and 1994, the Company had sales to affiliates of Daimler-Benz Aktiengesellschaft ("Daimler-Benz"), indirect parent corporation of DPD, of $395.6 million, $426.4 million and $332.3 million, respectively, substantially all of which were to one major customer. Purchases from Daimler-Benz affiliates were $48.0 million during 1996, $33.4 million during 1995 and $4.0 million during 1994. At December 31, 1996 and 1995, the Company had accounts receivable of $32.1 million and $30.1 million due from such affiliates. Accounts payable to Daimler-Benz affiliates were $15.1 million and $4.6 million at December 31, 1996 and 1995, respectively.

The Company is a lessee under agreements with GE Capital Corporation, a partner in a Penske Corporation affiliate, for certain manufacturing equipment. Rent expense was $9.1 million in 1996, 1995 and 1994. Future minimum rental payments are: $9.1 million each for 1997 and 1998, $3.6 million in 1999 and $1.8 million in the year 2000.

12. INCOME TAXES

For the years ended December 31, 1996, 1995, and 1994, the Company's provision for income taxes consists of the following:

(In millions)                     YEARS ENDED DECEMBER 31,
---------------------------------------------------------------
                               1996         1995        1994
---------------------------------------------------------------
Current:
 Federal                         $ (.1)      $25.3       $28.6
 State & local                      .9         2.9         1.4
 Foreign                           1.0         1.4         1.4
                            ----------   ---------   ---------
Total current                      1.8        29.6        31.4
                            ----------   ---------   ---------
Deferred:
 Federal                          (6.7)       (6.3)       (9.2)
 State and local                  (1.1)       (1.6)          -
 Foreign                           3.0        (1.9)         .1
                            ----------   ---------   ---------
Total deferred                    (4.8)       (9.8)       (9.1)
                            ----------   ---------   ---------
Total income tax provision       $(3.0)      $19.8       $22.3
                            ==========   =========   =========

Income before income taxes and minority interests consists of the following:


(In millions)         YEARS ENDED DECEMBER 31,
-----------------------------------------------
                       1996     1995     1994
-----------------------------------------------
Domestic              $(17.8)    $50.2    $46.7
Foreign                 19.2      10.6     12.9
                     --------  -------  -------
Total pretax income   $  1.4     $60.8    $59.6
                     ========  =======  =======

Temporary differences which give rise to deferred tax assets and liabilities at December 31, 1996 and 1995 are as follows:


(In millions)
-----------------------------------------------------
                                      1996     1995
-----------------------------------------------------
Deferred tax assets:
 Product coverage reserves           $ 54.3    $48.7
 Sales reserves                         5.4      5.8
 Payroll and benefits                  21.5     20.3
 State and local                        4.7      3.6
 Allowance for doubtful accounts        1.3      1.0
 Deferred  gain on sale/leaseback       2.3      2.4
 Inventory                              4.8      4.3
 Foreign loss carryforwards             2.7      1.3
 Foreign tax credit carryforward          -       .8
 Other                                  8.1      8.6
                                     ------   ------
Subtotal                              105.1     96.8
Valuation Allowance                    (2.7)    (1.3)
                                     ------   ------
Total deferred tax assets            $102.4    $95.5
                                     ======   ======
Deferred tax liabilities
 Fixed assets                        $ 40.7    $38.0
 Other                                 14.7     13.1
                                     ------   ------
Total deferred tax liabilities       $ 55.4    $51.1
                                     ======   ======

The consolidated income tax provision differs from the amount computed on pretax income using the U.S. statutory income tax rate for the years ended December 31, for the following reasons:


(In millions)
-------------------------------------------------------------------
                                         1996      1995      1994
-------------------------------------------------------------------
Federal income tax
 at statutory rates                       $  .5     $21.3     $20.9
Increase (decrease) in taxes:
 Nondeductible goodwill                     1.7       1.1        .2
 State, local taxes, net                    (.2)       .8        .9
 Foreign investment credits                 (.8)     (2.9)        -
 FSC Benefit                               (1.0)        -         -
 US  tax effect on foreign earnings        (3.6)       .6        .3
 Fuel tax credits                           (.5)      (.8)      (.5)
 Other                                       .9       (.3)       .5
--------------------------------------  -------   -------   -------
Provision for income taxes                $(3.0)    $19.8     $22.3
--------------------------------------  =======   =======   =======
Effective tax rate                            -      32.5%     37.4%
--------------------------------------  =======   =======   =======

The Company has not recorded deferred taxes on the undistributed earnings of foreign subsidiaries which are deemed to be indefinitely reinvested. Such undistributed earnings aggregate to approximately $7.8 million, $4.5 million and $3.4 million at December 31, 1996, 1995 and 1994, respectively.

13. COMMITMENTS,  CONTINGENCIES AND CONCENTRATIONS

Several claims, suits and complaints arising in the ordinary course of business have been threatened or are pending against the Company. In the opinion of management, all such matters are adequately covered by insurance or indemnification or, if not so covered, there are meritorious defenses to substantially all such claims, or they are of such kind, or involve such amounts, as would not have a materially adverse effect on the financial position or results of operations of the Company if disposed of unfavorably.

Facilities purchased or leased since the Company began operations are typically subject to an environmental audit before commencing operations. Several of such facilities have been subject to remedial activities due to non-compliance with applicable regulations. Amounts expended in such remediation activities have generally been insignificant or have been covered under indemnity agreements from prior owner/operators and none have individually or in the aggregate been considered material to the Company's financial position or results of operations.

At December 31, 1996, the Company is contingently liable for letters of credit of $43.6 million, bank guarantees of $29.2 million, and has commitments of $11 million to complete various capital projects.

The Company leases its production facility and administrative offices, certain distributor and remanufacturing facilities, certain production machinery, equipment and tooling, its parts distribution center and various transportation and office equipment. Certain leased properties are subleased to distributors. The leases have terms of varying lengths and substantially all are accounted for as operating leases. Certain of the leases contain several restrictive covenants which require the maintenance of a certain level of net worth, restrict the Company's ability to incur additional debt and require the maintenance of minimum interest coverage and leverage ratios. Deferred income resulting from the sale of the production facility and administrative offices is being amortized over the lease term. At December 31, 1996 and 1995, deferred income was $6.5 million and $7.0 million respectively.

Future minimum rental payments under non-cancelable operating leases, including related party leases, at December 31, 1996 are: $34.1 million in 1997; $32.0 million in 1998; $24.9 million in 1999; $22.9 million in 2000; $21.0 million in 2001 and $101.7 million in the year 2002 and subsequent years.

Rental expense for the years ended December 31, 1996, 1995, and 1994 are as follows:



(In millions)
---------------------------------------------------
                         1996      1995      1994
---------------------------------------------------
Rentals                   $21.2     $20.7     $19.6
Less: Sublease rentals      2.0       2.2       2.3
                        -------  --------  --------
Net Rentals               $19.2     $18.5     $17.3
                        =======  ========  ========

The Company believes it has adequate sources for the supply of raw materials and components for its manufacturing requirements. The Company's suppliers are located primarily in North America and Western Europe. The Company has a policy of strengthening its supplier relationships by concentrating its purchases for particular parts over a limited number of suppliers in order to maintain quality and cost control and to increase the suppliers' commitment to the Company. The Company relies upon, and expects to continue to rely upon, several single source suppliers for critical components.

14. PENSION AND OTHER EMPLOYEE BENEFITS

The Company has defined benefit pension plans covering the majority of its employees. Benefits for salaried employees are provided under an account balance type of defined benefit plan, under which the benefit is determined primarily on the basis of annual contributions, with a minimum benefit related to an employee's highest average annual compensation determined over a 60 month period selected out of the 120-month period immediately prior to retirement. Benefits for hourly employees are provided primarily on the basis of a monthly amount for each year of credited service. The type of assets held by the plans include equity, fixed income and real estate funds. It is the Company's policy to make contributions to these plans to meet funding levels required by ERISA.

The following tables set forth the plans' funded status, amounts recognized in the Company's balance sheet, and components of net periodic pension expense:

(In millions)                                                     DECEMBER 31,
--------------------------------------------------------------------------------
                                                                1996      1995
--------------------------------------------------------------------------------
Actuarial present value of benefit obligations:
Vested                                                         $185.3    $177.9
Non-vested                                                       65.7      79.6
-------------------------------------------------------------  ------   -------
Accumulated benefit obligation                                 $251.0    $257.5
-------------------------------------------------------------  ======   =======
Projected benefit obligation for service rendered to date      $270.4    $277.3
Plan assets at fair value                                       234.7     229.0
-------------------------------------------------------------  ------   -------
Plan assets less than projected benefit obligation               35.7      48.3
Unrecognized prior service cost                                 (19.6)    (21.0)
Unrecognized net loss                                            (1.1)    (16.2)
Additional liability                                             15.5      22.2
-------------------------------------------------------------  ------   -------
Pension liability included in the consolidated balance sheet   $ 30.5    $ 33.3
-------------------------------------------------------------  ======   =======

Net periodic pension expense included the following components:


(In millions)                                          YEARS ENDED DECEMBER 31,
--------------------------------------------------------------------------------
                                                         1996    1995     1994
--------------------------------------------------------------------------------
Service cost benefits during the year                   $ 8.6    $ 6.2    $ 7.5
Interest cost on projected benefit obligation            20.0     18.1     15.5
Actual return on plan assets                            (32.1)   (52.5)     4.7
Net amortization and deferral                            12.1     34.0    (22.0)
Effect of plan curtailment                                  -       .6        -
--------------------------------------------------      -----   ------   ------
Net periodic pension expense                            $ 8.6    $ 6.4    $ 5.7
--------------------------------------------------      =====   ======   ======

The projected benefit obligation was determined using a discount rate of 7.5% and 7.25% at December 31, 1996 and 1995, respectively. The annual long-term rate of return on assets was assumed to be 11% for 1996, and 10.5% for 1995 and 1994. Compensation increases for applicable employees were estimated using 4.5% for 1996 and thereafter.

The Company also sponsors other defined contribution plans, including deferred savings plans, covering a majority of its domestic employees. Employee contributions are based on a percentage of payroll. Certain plans require the Company to make matching contributions based on a percentage of employee contributions. They may also provide for the employer to make discretionary or fixed contributions. Where contributions are made, amounts are based on a percentage of payroll for eligible employees. Contributions to these plans in 1996, 1995 and 1994 totaled $5.2 million, $4.7 million and $4.6 million, respectively.

The Company maintains profit-sharing programs covering all of its domestic employees and a cash bonus plan covering certain senior officers and other eligible employees. Contributions to these programs are based on income before interest and taxes. The cost of these programs for 1996, 1995, and 1994 was $2.1 million, $11.4 million, and $11.4 million, respectively.

The Company's Italian subsidiary, VM, accrues employee termination indemnities in accordance with local civil and labor laws based upon each employee's length of service, employment category and remuneration. There are no vesting period or funding requirements associated with this liability and benefits are payable immediately upon separation. The liability is adjusted annually by a cost-of-living index provided by the Italian government. The costs of providing these benefits during 1996 and 1995 approximated $2.1 and $1.8 million, respectively. The termination liability recorded in the balance sheet is the amount to which the employee would be entitled upon separation from the Company.

15. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The Company provides certain health care benefits for retired employees. Eligibility is based on years of service and requires employees to remain employed until retirement age. These benefits are either self-insured or are provided through health insurance plans.

The employee separation program discussed in Note 19 provides for postretirement health insurance benefits. The effect of that program on accumulated postretirement health insurance benefits was accounted for as a curtailment during 1995.

Net periodic postretirement benefit cost for the years ended December 31, 1996, 1995 and 1994 includes the following components:



(In millions)
--------------------------------------------------------------------------------
                                                     1996      1995       1994
--------------------------------------------------------------------------------
Service cost                                          $ 1.5      $ 1.7     $ 1.9
Interest cost                                           6.3        5.7       5.4
Amortization of losses                                   .5         .1        .4
Amortization of transition obligation                   2.6        2.6       2.6
Effect of plan curtailment                                -         .8         -
-------------------------------------------------   -------  ---------  --------
Net periodic postretirement benefit cost              $10.9      $10.9     $10.3
-------------------------------------------------   =======  =========  ========

The following table sets forth the amount recorded in the consolidated balance sheet at December 31, 1996 and 1995:

(In millions)
--------------------------------------------------------------------------------
                                                                1996      1995
--------------------------------------------------------------------------------
Accumulated postretirement benefit obligation:
Retirees                                                       $ 25.2    $ 32.0
Fully eligible active plan participants                          27.8      14.7
Other active plan participants                                   36.1      43.2
----------------------------------------------------------     ------    ------
Total                                                            89.1      89.9
Unrecognized transition obligation                              (41.6)    (44.2)
Unrecognized prior service costs                                  (.8)     (1.0)
Unrecognized net  loss                                          (10.8)    (16.7)
----------------------------------------------------------     ------    ------

Accrued postretirement benefit liability recognized in the
consolidated balance sheet                                     $ 35.9    $ 28.0
----------------------------------------------------------     ======    ======



For measurement purposes, a 6% and 7% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1996 and 1995, respectively. The rate was assumed to remain at 6% after 1996. The health care cost trend rate assumption has an effect on the amount reported. Changing the assumed health care cost trends by one percentage point in each year would change the accumulated postretirement benefit obligation as of December 31, 1996 and 1995 by approximately $.7 million and $1.3 million, respectively, and net periodic postretirement benefit cost by $.1 million for both 1996 and 1995. The estimate incorporates defined dollar limits on Company costs for postretirement benefits and is supplemented by amounts contributed by the Company and the union to a fund that can be used to reimburse retirees whose costs exceed the plan coverage limits.

The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.5% in 1996 and 7.25% in 1995.

16. STOCK INCENTIVE PLAN

The Company has a stock incentive plan reserving 975,000 shares of common stock for issuance pursuant to that plan. Under the plan, the Company can grant restricted or unrestricted stock, stock appreciation rights (SARs), non-qualified options and options qualifying as incentive stock options under the Internal Revenue Code of 1986, as amended. The term of an option cannot exceed 10 years from the grant date and the option price may not be less than market value at the date of grant.

As of December 31, 1996, the Company had granted options aggregating 216,000 shares to certain employees at an option price of $20 per share, options aggregating 109,000 shares at an option price of $23.75 per share and options aggregating 5,000 shares at an option price of $18 per share. No options were exercised during 1996, 1995 or 1994. However, 15,000 options have been forfeited as of December 31, 1996. Additionally, the Company has issued 73,842 shares of restricted stock and granted 123,072 shares of deferred stock to certain executives of the Company to meet obligations of a previous deferred compensation plan, designed to retain key members of management at the start of the Company's operations in 1988, which was terminated in 1993. At December 31, 1996, 55,381 shares of restricted stock had vested and are owned by the participants with the remaining 18,461 shares due to vest in 1997. Deferred stock is fully vested and will be issued 90 days after termination of employment. During 1996, 20,570 shares of the deferred stock were issued.

At December 31, 1996 and 1995, shares available for granting options were 448,086 and 453,086, respectively.

17. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has the following derivative financial instruments at December 31:


(In millions)
---------------------------------------------------------------------------------
                                         NOTIONAL     CARRYING         FAIR
1996                                      AMOUNT        VALUE          VALUE
---------------------------------------------------------------------------------
Interest rate swap agreements                $50.0           $1.9         $   -
---------------------------------------------------------------------------------
1995
---------------------------------------------------------------------------------
Interest rate swap agreements                $50.0           $2.8         $(1.1)
---------------------------------------------------------------------------------

The fair value of the interest rate swap agreements was determined using prevailing spot rates at December 31, 1996 and 1995, and discounted as applicable.

18. ACQUISITION OF VM MOTORI  S.P.A.

On January 4, 1995, the Company acquired all of the outstanding shares of VM for 198 billion Lira, or approximately $125 million. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based upon their fair values at the date of acquisition. The excess purchase price over the fair value of the net assets acquired, totaling approximately $76 million, was recorded as goodwill, which is being amortized over 30 years. The fair values of the assets acquired and the liabilities assumed were as follows: current assets of $101 million; property, plant and equipment of $69 million; other assets of $13 million; current liabilities of $89 million; long-term liabilities of $20 million and deferred tax liabilities of $25 million.

The following pro forma financial information (unaudited) is presented for the year ended December 31, 1994, as if the purchase of VM had occurred on January 1, 1994.


(In millions, except per share  amounts)
-------------------------------------------------------
                                                1994
-------------------------------------------------------
Net revenues                                   $1,856.7
Income before taxes and minority interests         61.5
Net income                                         38.6
Net income per share                           $   1.62

19.  RESTRUCTURING CHARGE

In December 1995, the Company established a salaried employee separation program to reduce its workforce by approximately 5%. In connection with this program, the Company recorded a pretax charge of $10 million for severance related costs, including pension and health care benefits. During 1996 substantially all the costs related to the restructuring plan were incurred.

20. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following represents the Company's quarterly results:

(In millions, except per share amounts)

-----------------------------------------------------------------------------------------------------------------
                         FIRST QUARTER         SECOND QUARTER         THIRD QUARTER      FOURTH QUARTER
-----------------------------------------------------------------------------------------------------------------
                        1996       1995       1996       1995       1996       1995       1996      1995
-----------------------------------------------------------------------------------------------------------------
Net revenues             $478.8     $530.6    $491.3      $552.5     $487.6     $493.6    $505.2    $510.4
Gross profit              112.2      124.6     112.7       124.9      112.3      116.2     111.9     120.6
Net income                  8.3       12.0     (16.2)       12.7        7.1       10.9       4.6       4.5
Net income per share     $  .34     $  .49    $ (.66)     $  .51     $  .29     $  .44    $  .19    $  .18

Net income for the second quarter of 1996 includes a $24.9 million after tax special charge. The special charge is associated with product coverage and the reduction of the value of an investment in Mexico. Excluding the special charge, net income for the second quarter of 1996 was $8.7 million, or $.35 per share.

Net income for the fourth quarter of 1995 includes a $6.7 million after tax restructuring charge to cover costs of a reduction in salaried personnel. Excluding the restructuring charge, net income for the fourth quarter of 1995 was $11.2 million, or $.46 per share.

DETROIT DIESEL CORPORATION
REPORT OF MANAGEMENT

The consolidated financial statements of Detroit Diesel Corporation have been prepared by management and have been audited by Detroit Diesel Corporation's independent auditors, Deloitte & Touche LLP. Management is responsible for the consolidated financial statements, which have been prepared in conformity with generally accepted accounting principles and include amounts based on management's judgments.

Management is also responsible for maintaining internal accounting control systems designed to provide reasonable assurance, at appropriate cost, that assets are recorded in accordance with established policies and procedures. Detroit Diesel Corporation's systems are under continuing review and are supported by, among other things, business conduct and other written guidelines, an internal audit function and the selection and training of qualified personnel.

The Board of Directors is responsible for the Company's financial and accounting policies, practices and reports. Its Audit Committee, comprised of outside directors, meets regularly with the independent auditors, representatives of management and the internal auditors to discuss and make inquiries into their activities. Both the independent auditors and the internal auditors have free access to the Audit Committee, with and without management representatives in attendance, to discuss the results of the audit, the adequacy of internal accounting controls, and the quality of the financial reporting.

It is management's conclusion that the system of internal accounting controls at December 31, 1996 provides reasonable assurance that the books and records reflect the transactions of the Company and that the Company has complied with its established policies and procedures.




/s/ Roger S. Penske
Chairman




/s/ J. Randall Lawrence
Senior Vice President - Finance




February 3, 1997

INDEPENDENT AUDITORS' REPORT

Stockholders and Board of Directors
Detroit Diesel Corporation


We have audited the accompanying consolidated balance sheets of Detroit Diesel Corporation and subsidiaries (the Company) as of December 31, 1996 and 1995 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of VM Motori S.p.A. (a consolidated subsidiary) for the year ended December 31, 1995, which statements reflect total assets and total revenues constituting 27% and 12%, respectively, of the related consolidated totals for that year. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for VM Motori S.p.A. for the year ended December 31, 1995, is based solely on the report of such other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



/s/ Deloitte & Touche LLP

Detroit, Michigan
February 3, 1997

INDEPENDENT AUDITORS' REPORT


Shareholders and Board of directors
Detroit Diesel Corporation
Detroit, Michigan

We have audited the consolidated financial statements of Detroit Diesel Corporation and subsidiaries (the "Company") as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, and have issued our report there on dated February 3, 1997; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of Detroit Diesel Corporation and subsidiaries, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, based on our audits and the report of the other auditors, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ Deloitte & Touche LLP
February 3, 1997

                          DETROIT DIESEL CORPORATION

                SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

                                (IN THOUSANDS)


                                                     Additions
                                             -----------------------------
                                             Charged to    Charged to       Deductions-
                                Balance        costs and   other accounts-  Write-offs and  Balance
                                January 1      expenses    Acquisitions     Disposals       December 31
                                ---------    -----------   ---------------- --------------- -----------
DOUBTFUL ACCOUNTS RESERVES

For the Year Ended December 31,

 1996                            $5,210       $1,962       $      -         $(1,067)        $ 6,105
 1995                            $3,712       $2,011       $    819         $(1,332)        $ 5,210
 1994                            $2,067       $2,205       $      -         $  (560)        $ 3,712


INVENTORY RESERVES

For the Year Ended December 31,

 1996                            $ 9,677      $3,192        $     -         $(1,855)        $11,014
 1995                            $10,119      $1,310        $ 1,626         $(3,378)        $ 9,677
 1994                            $ 9,195      $3,721        $     -         $(2,797)        $10,119


TAX VALUATION ALLOWANCE

For the Year Ended December 31,

 1996                            $ 1,322      $1,363        $     -         $     -         $ 2,685
 1995                            $     -      $    -        $ 1,322         $     -         $ 1,322
 1994                            $     -      $    -        $     -         $     -         $     -


SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DETROIT DIESEL CORPORATION




By:  /s/ Roger S. Penske
     -------------------
     Roger S. Penske
     Chairman of the Board and
     Chief Executive Officer

March 27, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



               Signatures                               Title                    Date
-----------------------------------------  -------------------------------  --------------
/s/ Roger S. Penske                        Chairman of the Board, Director  March 27, 1997
----------------------------------         and Chief Executive Officer
 Roger S. Penske
(Principal Executive Officer)

/s/ J. Randall Lawrence                    Senior Vice President-Finance    March 27, 1997
----------------------------------         and Chief Financial Officer
 J. Randall Lawrence
(Principal Financial and
Accounting Officer)

/s/ Ludvik F. Koci                         President and Director           March 27, 1997
----------------------------------
 Ludvik F. Koci

/s/ Timothy D. Leuliette                   Vice Chairman and Director       March 27, 1997
----------------------------------
 Timothy D. Leuliette


/s/ John E. Doddridge *                    Director                         March 27, 1997
--------------------------------
 John E. Doddridge

/s/ William E. Hoglund *                   Director                         March 27, 1997
--------------------------------
 William E. Hoglund

/s/ Gary G. Jacobs *                       Director                         March 27, 1997
--------------------------------
 Gary G. Jacobs

/s/ Dr. Kurt J. Lauk *                     Director                         March 27, 1997
--------------------------------
 Dr. Kurt J. Lauk

/s/ Joseph F. Welch *                      Director                         March 27, 1997
--------------------------------
 Joseph F. Welch

/s/ Dr. Eckhard Cordes *
--------------------------------           Director                         March 27, 1997
 Dr. Eckhard Cordes

/s/ R. Jamison Williams, Jr. *             Director                         March 27, 1997
--------------------------------
 R. Jamison Williams, Jr.

*By:  /s/ J. Randall Lawrence
      -----------------------
      Attorney-in-Fact

                                 EXHIBIT INDEX

The following constitutes the exhibits to the report on Form 10-K of the Company for the year ended December 31, 1996:


Exhibit                                                             Sequential
Number                   Description of Exhibit                    Page Number
-------                  ----------------------                   --------------

  3.1    Certificate of Incorporation, as amended, which is            N/A
         incorporated by reference from Exhibit 3.1 of the Company's Registration Statement on Form S-1, File No.
         33-66760, filed with the Securities and Exchange
         Commission on July 30, 1993, as amended.

  3.2    Amended and Restated Bylaws of Detroit Diesel                 N/A
         Corporation, which is incorporated by reference from
         Exhibit 3.2 of the Company's Registration Statement on
         Form S-1, File No. 33-66760, filed with the Securities and Exchange Commission on July 30, 1993, as amended.

  4.1    Termination, Replacement and Restatement Agreement            N/A
         dated as of June 7, 1995 among Detroit Diesel
         Corporation, the Lenders listed on Exhibit A and Chemical Bank, as agent for the lenders, which is incorporated by reference from Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q, File No.
         1-12394, filed with the Securities and Exchange
         Commission on August 10, 1995.

4.1.1    First Amendment to the Termination, Replacement and           64
         Restatement Agreement, dated November 22, 1996, among
         Detroit Diesel Corporation, the several banks and other financial institutions and Chemical Bank, as agent for the Lenders and the predecessor in interest of The Chase Manhattan Bank, now acting as agent for the Lenders.

  4.2    Specimen Form of Certificate for Common Stock, which          N/A
         is incorporated by reference from Exhibit 4.4 of the Company's Registration Statement on Form S-1, File No.
         33-66760, filed with the Securities and Exchange
         Commission on July 30, 1993, as amended.

Exhibit                                                            Sequential
Number               Description of Exhibit                        Page Number
--------             ----------------------                        -----------

         Long-term debt instruments and credit facility                N/A
         agreements of the Detroit Diesel Corporation, under each of which the authorized debt is equal to less than 10% of the total assets of the Detroit Diesel
         Corporation and its subsidiaries on a consolidated basis, are not filed as exhibits to this report.
         Detroit Diesel Corporation agrees to furnish to the Commission, upon request, copies of any such unfiled instruments.

 10.1    Form of 1993 Stock Incentive Plan, which is                   N/A
         incorporated by reference from Exhibit 10.1 of the Company's Registration Statement on Form S-1, File No.
         33-66760, filed with the Securities and Exchange
         Commission on July 30, 1993, as amended.

 10.1.1  Form of 1993 Stock Incentive Plan Restricted Stock            N/A
         Award and Deferred Stock Award, which is incorporated by reference from Exhibit 10.1.1 of the Company's
         Registration Statement on Form S-1, File no. 33-66760, filed with the Securities and Exchange Commission on July 30, 1993, as amended.

 10.2    Collaboration Agreement, dated as of January 31, 1993,        N/A
         between Detroit Diesel Corporation and Mercedes-Benz
         AG, which is incorporated by reference from Exhibit
         10.2 of the Company's Registration Statement on Form
         S-1, File No. 33-66760, filed with the Securities and
         Exchange Commission on July 30, 1993, as amended.

#10.3    Development Agreement, dated as of December 21, 1992,         N/A
         between Detroit Diesel Corporation and Mercedes-Benz
         AG, which is incorporated by reference from Exhibit
         10.3 of the Company's Registration Statement on Form
         S-1, File No. 33-66760, filed with the Securities and
         Exchange Commission on July 30, 1993, as amended.

#10.4    License Agreement, dated as of March 27, 1993, between        N/A
         Detroit Diesel Corporation and Mercedes-Benz AG, which is incorporated by reference from Exhibit 10.4 of the Company's

Exhibit                                                            Sequential
Number               Description of Exhibit                        Page Number
--------             ----------------------                        -----------

         Registration Statement on Form S-1, File No. 33-66760, filed with the Securities and Exchange Commission on July 30, 1993, as amended.

 10.5    Financing Agreement between Diesel Project                    N/A
         Development, Inc. and Detroit Diesel Corporation, dated as of April 30, 1993, which is incorporated by reference from Exhibit 10.5 of the Company's
         Registration Statement on Form S-1, File No. 33-66760, filed with the Securities and Exchange Commission on July 30, 1993, as amended.

 10.6    Amended and Restated Lease Agreement by and between           N/A
         Corporate Property Associates 8, L.P., and Corporate
         Property Associates 9, L.P. and Detroit Diesel
         Corporation, dated as of May 24, 1994, which is incorporated by reference from Exhibit 10.6 of Amendment No. 1 to the Company's Registration
         Statement on Form S-1, File No. 33-79286, filed with the Securities and Exchange Commission on June 15,
         1994.

 10.7    Lease Agreement, dated June 30, 1988, between the             N/A
         Timken Company and Detroit Diesel Corporation, which is incorporated by reference from Exhibit 10.7 of the Company's Registration Statement on Form S-1, File No.
         33-66760, filed with the Securities and Exchange
         Commission on July 30, 1993, as amended.

 10.8    Agreement for Data Processing Services between                N/A
         Electronic Data Systems Corporation and the Company, dated as of January 1, 1988 (as amended and effective through December 31, 2003), which is incorporated by reference from Exhibit 10.9 of the Company's
         Registration Statement on Form S-1, File No. 33-66760, filed with the Securities and Exchange Commission on July 30, 1993, as amended.

 10.9    Master Lease Agreement between Detroit Diesel                 N/A
         Corporation and GECC, dated as of May 26, 1992, which is incorporated by reference from Exhibit 10.11 of the Company's Registration

Exhibit                                                            Sequential
Number               Description of Exhibit                        Page Number
--------             ----------------------                        -----------

         Statement on Form S-1, File No. 33-66760, filed with the Securities and Exchange Commission on July 30, 1993, as amended.

#10.10   Requirements Agreement between Diesel Technology              N/A
         Company and Detroit Diesel Corporation, dated February
         17, 1992, which is incorporated by reference from
         Exhibit 10.15 of the Company's Registration Statement on Form S-1, File No. 33-66760, filed with the
         Securities and Exchange Commission on July 30, 1993, as amended.

 10.11   Purchase Agreement between Detroit Diesel Corporation         N/A
         and Penske Truck Leasing Corporation, dated October 7,
         1993, related to purchase of remanufacturing business, which in incorporated by reference from Exhibit 10.18 of the Company's Registration Statement on Form S-1,
         File No. 33-66760, filed with the Securities and Exchange Commission on July 30, 1993, as amended.

 10.12   Employment Agreement, dated February 1, 1989, between         N/A
         Penske Transportation, Inc. and A. Gordon Clark, as amended, assumed by Detroit Diesel Corporation, which is incorporated by reference from Exhibit 10.19 of the Company's Registration Statement on Form S-1, File No.
         33-66760, filed with the Securities and Exchange
         Commission on July 30, 1993, as amended.

10.12.1  Second Amendment to Employment Agreement dated as of          N/A
         January 31, 1995, between Detroit Diesel Corporation, as assignee of Penske Transportation, Inc., and A.
         Gordon Clark, which is incorporated by reference from
         Exhibit 10.12.1 of the Company's Annual Report on Form
         10-K, File No. 1-12394, filed with the Securities and
         Exchange Commission on March 31, 1995, as amended.

 10.13   Restated Share Purchase Agreement by and between              N/A
         Montagu Private Equity Investments Limited and others, and Detroit Diesel Corporation, dated January 4, 1995, which is incorporated by reference from Exhibit 10.13 of the Company's

Exhibit                                                            Sequential
Number               Description of Exhibit                        Page Number
--------             ----------------------                        -----------


         Annual Report on Form 10-K, File No.
         1-12394, filed with the Securities and Exchange
         Commission on March 31, 1995, as amended

#10.14   TED Joint Development and License Agreement by and            N/A
         among Detroit Diesel Corporation and Mercedes-Benz
         Aktiengesellschaft and MTU Motoren- und Turbinen-Union
         Friedrichshafen GmbH, dated September 5, 1994, which is incorporated by reference from Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q, File No.
         1-12394, filed with the Securities and Exchange
         Commission on November 11, 1994.

#10.15   FEAT Joint Development and License Agreement by and           N/A
         between MTU Motoren- und Turbinen-Union
         Friedrichshafen GmbH and Detroit Diesel Corporation, dated June 28, 1994, which is incorporated by reference from Exhibit 10.4 of the Company's Quarterly
         Report on Form 10-Q, File No. 1-12394, filed with the
         Securities and Exchange Commission on November 11,
         1994.

10.15.1  Amendment to FEAT Joint Development and License               N/A
         Agreement by and between MTU Motoren- und
         Turbinen-Union Friedrichshafen GmbH and Detroit Diesel
         Corporation, dated June 28, 1994, which is incorporated by reference from Exhibit 10.4.1 of the Company's Quarterly Report on Form 10-Q, File No.
         1-12394, filed with the Securities and Exchange
         Commission on November 11, 1994.

 10.16   Mutual Distribution Agreement by and between Detroit          N/A
         Diesel Corporation and MTU Motoren- und Turbinen-Union
         Friedrichshafen GmbH, dated June 28, 1994, which is incorporated by reference from Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q, File
         No. 1-12394, filed with the Securities and Exchange
         Commission on November 11, 1994.

Exhibit                                                            Sequential
Number               Description of Exhibit                        Page Number
--------             ----------------------                        -----------

 10.17   Joinder Agreement by and between Detroit Diesel               N/A
         Corporation, Mercedes-Benz AG and Motoren- und
         Turbinen-Union Friedrichshafen GmbH, dated July 13,
         1994, which is incorporated by reference from Exhibit
         10.6 of the Company's Quarterly Report on Form 10-Q,
         File No. 1-12394, filed with the Securities and Exchange Commission on November 11, 1994.

 11.1    Statement re:  Computation of Per Share Earnings               70

 21.1    List of Subsidiaries                                           71

 23.1    Consent of Deloitte & Touche LLP                               72

 25.1    Powers of Attorney of Directors and Officers of the            73
         Registrant

 27      Financial Data Schedule                                        80

-----------------
# Does not include certain information as to which the Company has been granted confidential treatment.