Form 10-Q
period 1997-03-31
DETROIT DIESEL CORP
filed 1997-05-14
CIK 910058

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549


                                  FORM 10-Q


      (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended MARCH 31, 1997.
           ---------------
                          Commission File No. 1-12394
                                              -------



                           DETROIT DIESEL CORPORATION
                           --------------------------
             (Exact name of registrant as specified in its charter)



                           DELAWARE                                        38-2772023
                           --------                                        ----------
(State or other jurisdiction of incorporation or organization)  (IRS Employer Identification No.)

             13400 OUTER DRIVE WEST,  DETROIT, MICHIGAN 48239-4001
             -----------------------------------------------------
          (Address of principal executive offices, including zip code)

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
Yes [X]   No [  ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


             COMMON STOCK $0.01 PAR VALUE           24,698,816 SHARES
             ----------------------------       --------------------------
                        Class                   Outstanding at May 1, 1997

       This report contains 16 pages.  The exhibit index is on page 14.

                              TABLE OF CONTENTS

                                                                       PAGE NO.
PART I - FINANCIAL INFORMATION

            ITEM 1.  FINANCIAL STATEMENTS.


                 Consolidated Statements of Income for the
                 Three Months Ended March 31, 1997 and 1996                  3

                 Consolidated Balance Sheets at March 31, 1997
                 and December 31, 1996                                       4

                 Consolidated Statements of Cash Flows for the
                 Three Months Ended March 31, 1997 and 1996                  5

                 Notes to Unaudited Consolidated Financial Statements        6

                 Independent Accountants' Report                             8

            ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS.          9

 PART II - OTHER INFORMATION

            ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.   12

            ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.                      12


SIGNATURE                                                                   13

EXHIBIT INDEX                                                               14

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           DETROIT DIESEL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)





                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                               1997           1996
                                                             ---------      ---------
Net revenues                                                 $   519.7      $   478.8
Cost of sales                                                    397.5          366.6
                                                             ---------      ---------
Gross profit                                                     122.2          112.2
Expenses:
Selling and administrative                                        83.3           71.7
Research and development                                          25.5           24.5
Interest                                                           3.2            2.8
                                                             ---------      ---------
Total                                                            112.0           99.0
Income before income taxes and minority interests                 10.2           13.2
Provision for income taxes                                         3.8            4.6
Minority interests                                                   -             .3
                                                             ---------      ---------
Net income                                                   $     6.4      $     8.3
                                                             =========      =========

Primary net income per share (Note 5)                        $     .26      $     .34
                                                             =========      =========

See accompanying Notes to Unaudited Consolidated Financial Statements.

                           DETROIT DIESEL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)





                                                                            MARCH 31,         DEC. 31,
                                                                              1997              1996
                                                                           ------------     -------------
ASSETS                                                                     (Unaudited)
------
CURRENT ASSETS:
Cash and cash equivalents                                                  $      18.7      $        3.0
Receivables, net of allowances of $5.6 and $6.1, respectively                    327.3             293.1
Inventories                                                                      296.5             292.1
Prepaid expenses, deferred charges and other current assets                       15.9              19.8
Deferred tax assets                                                               57.5              56.4
                                                                           -----------      ------------
TOTAL CURRENT ASSETS                                                             715.9             664.4
PROPERTY, PLANT AND EQUIPMENT:
Net of accumulated depreciation of $131.5 and $125.3, respectively               280.1             281.5
DEFERRED TAX ASSETS                                                               23.7              26.0
INTANGIBLE ASSETS, NET                                                            98.9             103.9
OTHER ASSETS                                                                      36.7              36.8
                                                                           -----------      ------------
TOTAL ASSETS                                                               $   1,155.3      $    1,112.6
                                                                           ===========      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:

Notes payable                                                              $       9.8      $       16.6
Accounts payable                                                                 312.3             279.9
Accrued expenses                                                                 174.5             179.8
Current portion of long-term debt and capital leases                              10.0               9.8
                                                                           -----------      ------------
TOTAL CURRENT LIABILITIES                                                        506.6             486.1
LONG-TERM DEBT AND CAPITAL LEASES                                                128.7              92.6
OTHER LIABILITIES                                                                156.7             165.2
DEFERRED TAX LIABILITIES                                                          31.8              35.4
DEFERRED INCOME                                                                    6.3               6.5
MINORITY INTERESTS                                                                  .5               5.6
COMMITMENTS AND CONTINGENCIES (NOTE 6)
STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.01 per share, no shares issued                         -                 -
Common stock, par value $0.01 per share, 24.7 million shares issued                 .2                .2
Additional paid-in capital                                                       217.8             217.8
Retained earnings                                                                115.3             108.9
Additional minimum pension liability                                              (2.5)             (2.5)
Currency translation adjustment                                                   (6.0)             (3.0)
Deferred compensation on restricted stock                                          (.1)              (.2)
                                                                           -----------      ------------
TOTAL STOCKHOLDERS' EQUITY                                                       324.7             321.2
                                                                           -----------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $   1,155.3      $    1,112.6
                                                                           ===========      ============

See accompanying Notes to Unaudited Consolidated Financial Statements.

                           DETROIT DIESEL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                                            THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                             1997          1996
                                                                                           ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                                $    6.4       $   8.3
 Adjustments to reconcile net income to net cash from operating activities:
    Depreciation and amortization                                                               9.1           8.0
    Changes in assets and liabilities which provided (used) cash:
        Accounts and notes receivable                                                         (39.8)        (14.1)
        Inventories                                                                            (7.9)        (14.6)
        Prepaid expenses, deferred charges and other current assets                             3.6         (21.4)
        Deferred taxes                                                                          (.4)           .9
        Accounts payable                                                                       40.5          33.2
        Accrued expenses and other liabilities                                                (10.1)        (15.7)
        Other assets                                                                            2.8           (.3)
                                                                                           --------      --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                             4.2         (15.7)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of property, plant and equipment                                                 (15.4)        (19.0)
 Proceeds from sale of property, plant and equipment                                             .2            .1
 Investments in and advances to affiliates                                                     (2.5)          (.2)
 Acquisition of subsidiaries                                                                   (1.8)            -
                                                                                           --------      --------
NET CASH USED IN INVESTING ACTIVITIES                                                         (19.5)        (19.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from (payments on) notes payable                                                 (6.6)          2.8
 Net proceeds from long-term debt                                                              37.8          30.6
                                                                                           --------      --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                      31.2          33.4
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                    (.2)          (.3)
                                                                                           --------      --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           15.7          (1.7)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                                            3.0           5.1
                                                                                           --------      --------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                                           $ 18.7      $    3.4
                                                                                           ========      ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for:
  Interest                                                                                 $    3.1      $    2.8
                                                                                           ========      ========
  Income Taxes                                                                             $     .4      $     .7
                                                                                           ========      ========
 Noncash investing and financing activities:
  Issuance of debt to acquire subsidiary                                                   $    7.2
                                                                                           ========
  Capital lease obligations incurred                                                                     $    2.0
                                                                                                         ========
  Contribution of assets to joint venture                                                                $     .5
                                                                                                         ========
  Issuance of deferred stock                                                                             $     .4
                                                                                                         ========


See accompanying Notes to Unaudited Consolidated Financial Statements.

DETROIT DIESEL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - FINANCIAL STATEMENTS.
     The accompanying unaudited consolidated financial statements have been prepared by management and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Detroit Diesel Corporation and its majority-owned subsidiaries ("Detroit Diesel" or the "Company") as of March 31, 1997 and the results of its operations for the three month periods ended March 31, 1997 and 1996 and its cash flows for the three month periods ended March 31, 1997 and 1996.

     The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's 1996 Annual Report to Stockholders. The results of operations for the three month period ended March 31, 1997 will not necessarily be indicative of the operating results of the full year.

NOTE 2 - CASH AND CASH EQUIVALENTS.
     Cash equivalents represent short-term deposits with financial institutions that have maturities of generally less than 90 days. At March 31, 1997, cash and cash equivalents include approximately $3.5 million which is restricted for specific capital expenditures in Brazil.

NOTE 3 - INVENTORIES.
     At March 31, 1997 and December 31, 1996, inventories (principally using the first-in, first-out method) consist of the following:



                                                          MARCH 31,   DEC. 31,
          ($ in millions)                                   1997        1996
                                                         -----------  --------
                                                         (Unaudited)
          Productive                                     $    159.9   $ 161.1
          Service parts                                        98.4      89.8
          Remanufactured parts                                 33.0      34.7
          Non-productive                                        5.2       6.5
                                                         ----------   -------
                                                         $    296.5   $ 292.1
                                                         ==========   =======

          The components of productive inventory are:

          Material                                               47%       48%
          Work in process                                        24%       24%
          Finished product                                       29%       28%

NOTE 4 - INTANGIBLE ASSETS.
     Intangible assets include goodwill of $76.3 million at March 31, 1997. Accumulated amortization of intangible assets as of March 31, 1997 and December 31, 1996 was $15.1 million and $13.9 million, respectively.

NOTE 5 - NET INCOME PER SHARE.
     Primary net income per share for the three month period ended March 31, 1997 was computed by dividing net income by the weighted average number of common shares outstanding (24,698,816) plus the weighted average dilutive effect of the Company's incentive stock options (303) determined using the treasury stock method.

     Primary net income per share for the three month period ended March 31, 1996 was computed by dividing net income by the weighted average number of common shares outstanding (24,697,316) plus the weighted average dilutive effect of the Company's incentive stock options (332) determined using the treasury stock method.


NOTE 6 - COMMITMENTS AND CONTINGENCIES.
     The Company is contingently liable for letters of credit and guarantees to banks aggregating $83.9 million at March 31, 1997.

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholders
Detroit Diesel Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Detroit Diesel Corporation and subsidiaries (the "Company") as of March 31, 1997, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 1997 and 1996. These consolidated financial statements are the responsibility of Company's management. We were furnished with the report of other accountants on their review of the interim financial information of VM Motori S.p.A. (a consolidated subsidiary) for the three-month period ended March 31, 1996, whose total revenues constituted 13% of consolidated total revenues for this three-month period.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of the Company as of December 31, 1996, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 3, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet at December 31, 1996 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ Deloitte & Touche LLP

DETROIT, MICHIGAN
April 29, 1997

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

         The percentage relationships between net revenues and other elements of the Company's Consolidated Statements of Income for the comparative reporting periods were:




                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                                 1997           1996
                                                               ---------      ---------
Net revenues                                                      100.0%         100.0%
Cost of sales                                                      76.5%          76.6%
                                                               --------       --------
  Gross profit                                                     23.5%          23.4%
Expenses:
Selling and administrative                                         16.1%          14.9%
Research and development                                            4.9%           5.1%
Interest                                                            0.6%           0.6%
                                                               --------       --------
    Total                                                          21.6%          20.6%
Income before income taxes and minority interests                   1.9%           2.8%
Provision for income taxes                                          0.7%           1.0%
Minority interests                                                  0.0%           0.1%
                                                               --------       --------
Net income                                                          1.2%           1.7%
                                                               ========       ========

The Company's net revenues for each of its markets were:


                                                                         THREE MONTHS ENDED
                                                                             MARCH 31,
   (In millions)                                                        1997           1996
                                                                      ---------      ---------
   On-Highway Truck                                                        $219           $194
   Construction & Industrial                                                 77             87
   Automotive                                                                71             52
   Coach & Bus                                                               57             51
   Power Generation                                                          36             31
   Marine                                                                    35             38
   Military                                                                  25             26
                                                                           ----           ----
      Net revenues                                                         $520           $479
                                                                           ====           ====

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996

     NET REVENUES. Net revenues for the three months ended March 31, 1997 were $519.7 million, an increase of $40.9 million, or 9% from $478.8 million for the comparable period of 1996. The increase in net revenues during the first quarter 1997 reflects a 7% increase in engine unit sales to approximately 39,900 units, combined with growth in service parts and remanufactured component sales. The increase in engine units reflects growth in demand for the Company's products in the on-highway heavy-duty truck market as sales of the Company's products increased nearly 13% over the comparable period of 1996. Automotive market revenues increased 37% in the first quarter of 1997 as compared to the first quarter of 1996 reflecting the strength of the Company's automotive products.

     GROSS PROFIT. Gross profit for the three months ended March 31, 1997 was $122.2 million, or 23.5% of net revenues, compared to $112.2 million, or 23.4% of net revenues, for the three months ending March 31, 1996, representing an increase of $10 million. Gross profit as a percent of net revenues during the first quarter of 1997 was comparable to the first quarter of 1996, and reflects a combination of a competitive pricing environment offset by favorable changes in the Company's product sales mix and the benefits of the Company's cost reduction efforts.

     SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses were $83.3 million for the three months ended March 31, 1997, compared to $71.7 million for the three months ended March 31, 1996, an increase of $11.6 million. The increase in selling and administrative expenses is due to higher accruals and other selling expenses in support of increased sales volume, combined with expenses associated with new product releases.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses of $25.5 million for the three months ended March 31, 1997 were $1 million higher than the corresponding period of 1996. This increase reflects the Company's continued investment in new products.

     INTEREST EXPENSE. Interest expense was $3.2 million for the three months ended March 31, 1997, an increase of $.4 million over the corresponding period of 1996. The increase in the first quarter of 1997 is attributable to the Company's higher debt levels in 1997, associated with increased working capital and increased production volumes.

     INCOME TAX EXPENSE. Income tax expense is reported during interim reporting periods on the basis of the Company's estimated annual effective tax rate for the taxable jurisdictions in which the Company operates. The Company estimates that its annual effective tax rate of 1997 is approximately 37%, which is higher than the 1996 rate, as the Company realized certain benefits associated with foreign tax credits during 1996, which are not expected to reoccur in 1997.

     NET INCOME. Net income for the three months ended March 31, 1997 was $6.4 million, a decrease of $1.9 million, or 23%, from $8.3 million for the comparable period of 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company's primary sources of liquidity have been cash provided by operations, and bank borrowings under various revolving lines of credit and bank notes, including the Company's $300 million revolving line of credit, of which approximately $188 million was available as of March 31, 1997. Additionally, the Company's subsidiary, VM Motori S.p.A. ("VM"), has $60 million in unsecured, short-term lines of credit with several banks, of which approximately $55 million was available at March 31, 1997.

     Cash provided by operations for the three months ended March 31, 1997 was approximately $4 million, reflecting the Company's net income and non-cash charges offset by changes in working capital.

     Capital expenditures were $15.4 million for the first three months of 1997 and were used for tooling and machinery and equipment expenditures associated with increased production volumes and enhancements to facilities. Capital expenditures during the first quarter include the purchase of a new assembly facility in Brazil for approximately $3 million in connection with the production of the Company's automotive products.

     The Company is subject to risks of changes in foreign currency exchange rates due to its operations located outside of the United States, particularly in Italy, Mexico and Brazil where the Company has subsidiary activities. During the first quarter of 1997, the decrease in value of the Italian Lira compared to the U.S. Dollar resulted in unfavorable translation adjustments relating to the Company's investment in VM.

     The Company expects that it will be able to satisfy on-going cash requirements (including capital expenditures for environmental compliance and other projects), for the next 12 months and thereafter, with cash flow from operations, supplemented, if necessary, by borrowings under its $300 million revolving line of credit.

PROSPECTIVE INFORMATION

The Company expects the North American heavy-duty truck market to remain a significant part of its business. The overall strength of this market and the requirements to compete in this market will impact the Company's performance during 1997. Management anticipates that industry demand in North America will remain near 1996 levels. Management believes that all of its markets will experience continued price competition, particularly the North American heavy-duty truck market.

NEW ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share." This statement is effective for financial statements issued after December 15, 1997. The statement requires companies to present earnings per share on the face of the income statement into two categories called "Basic" and "Diluted" and requires restatement of all periods presented. The Company will adopt Statement No. 128 during the fourth quarter of 1997.

CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR" UNDER THE PRIVATE SECURITIES REFORM ACT OF 1995

     This document may include projections, forecasts and other forward-looking statements about the Company, the industry in which it competes and the markets it serves. The achievement of such projections, forecasts and other forward-looking statements is subject to certain risks and uncertainties, fully detailed in the "Cautionary Statement for purposes of 'Safe Harbor' under the Private Securities Act of 1995" in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, which is on file with the Securities and Exchange Commission.

                          PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its annual meeting of stockholders on April 29, 1997. At this meeting, an election was held (i) to elect four directors to serve three-year terms expiring at the 2000 annual meeting, and (ii) to ratify the appointment of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending December 31, 1997. The voting results for each item are summarized in the table below:


    ELECTION OF DIRECTORS:         FOR         WITHHELD
                                 ----------     --------
    Gary G. Jacobs               23,701,334     35,598
    Timothy D. Leuliette         23,670,609     66,323
    Joseph F. Welch              23,700,582     36,350
    R. Jamison Williams, Jr.     23,700,134     36,798


    APPROVAL OF AUDITORS:          FOR          AGAINST         ABSTAIN
                                 ----------     --------        -------
    Deloitte & Touche  LLP       23,706,581     19,048          11,303



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:


    EXHIBIT NUMBER  DESCRIPTION
    --------------  -----------
    15.1            Letter re: unaudited interim financial information

    27              Financial Data Schedule

(b) During the first three months of 1997, the Company filed a Form 8-K regarding a change in the certifying accountant for the Company's VM Motori S.p.A. subsidiary dated March 26, 1997, which was amended by Forms 8-K/A, filed on April 3, 1997 and April 24, 1997, respectively.

                             SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                DETROIT DIESEL CORPORATION

Date: May 14, 1997

                                By:  /s/ J. Randall Lawrence
                                     -----------------------
                                     J. Randall Lawrence

                                Its: Senior Vice President-Finance
                                     and Chief Financial Officer
                                     (Principal Financial Officer)

                                 EXHIBIT INDEX

     The following constitutes the exhibits to the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 1997:




     EXHIBIT NUMBER                        EXHIBIT
     --------------  ---------------------------------------------------
          15.1       Letter re: unaudited interim financial information

          27         Financial Data Schedule