Form 10-Q
period 1997-06-30
DETROIT DIESEL CORP
filed 1997-08-14
CIK 910058

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1997

                                       OR

             [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934
                  For the transition period from .......... to ..........

                          Commission File No. 1-12394
                                              -------
                           DETROIT DIESEL CORPORATION
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                       DELAWARE                          38-2772023
                       --------                          ----------
        (State or other jurisdiction of               (IRS Employer
        incorporation or organization)                Identification No.)

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
Yes  [X]   No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


           COMMON STOCK $0.01 PAR VALUE        24,699,566 SHARES
           ----------------------------        -----------------
                    Class                   Outstanding at August 1, 1997



        This report contains 56 pages.  The exhibit index is on page 17.

                               TABLE OF CONTENTS

                                                                     PAGE NO.
PART I - FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS.

             Consolidated Statements of Operations for the
             Three and Six Months Ended June 30, 1997 and 1996          3

             Consolidated Balance Sheets at June 30, 1997
             and December 31, 1996                                      4

             Consolidated Statements of Cash Flows for the
             Six Months Ended June 30, 1997 and 1996                    5

             Notes to Unaudited Consolidated Financial Statements       6

             Independent Accountants' Report                            9

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS.           10

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS.                                       14

     ITEM 5.  OTHER INFORMATION.                                       14

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.                        15

SIGNATURE                                                              16

EXHIBIT  INDEX                                                         17

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

                           DETROIT DIESEL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



                                                THREE MONTHS ENDED              SIX MONTHS ENDED
                                                    JUNE 30,                        JUNE 30,
                                                1997         1996               1997         1996
                                                ----         ----               ----         -----
Net revenues                                   $ 557.4     $ 491.3           $ 1,077.1    $ 970.1
Cost of sales                                    431.4       378.6               828.9      745.2
                                               -------     -------           ---------    -------
   Gross profit                                  126.0       112.7               248.2      224.9

Expenses:
   Selling and administrative                     86.3        69.4               169.6      141.1
   Research and development                       23.8        27.0                49.3       51.5
   Interest                                        3.4         2.6                 6.6        5.4
   Special charge (Note 7)                           -        38.3                   -       38.3
                                               -------     -------           ---------    -------
      Total                                      113.5       137.3               225.5      236.3

Income (loss) before income taxes and
 minority interests                               12.5       (24.6)               22.7      (11.4)
Provision (Credit) for income taxes                5.1        (8.6)                8.9       (4.0)
Minority interests                                   -          .2                   -         .5
                                               -------     -------           ---------    -------
Net income (loss)                              $   7.4      ($16.2)          $    13.8      ($7.9)
                                               =======     =======           =========    =======

Primary net income (loss) per share (Note 5)   $   .30      ($0.66)          $     .56     ($0.32)
                                               =======     =======           =========    =======



See accompanying Notes to Unaudited Consolidated Financial Statements

                           DETROIT DIESEL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)



                                                                                JUNE 30,              DEC 31,
                                                                                 1997                   1996
                                                                                 ----                   ----
ASSETS                                                                        (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                                       $     9.5            $     3.0
Receivables, net of allowances of $3.8 and $6.1, respectively                       316.5                293.1
Inventories                                                                         285.1                292.1
Prepaid expenses, deferred charges and other current assets                          14.0                 19.8
Deferred tax assets                                                                  52.7                 56.4
                                                                                ---------            ---------
      TOTAL CURRENT ASSETS                                                          677.8                664.4
PROPERTY, PLANT AND EQUIPMENT:
Net of accumulated depreciation of $138.9 and $125.3, respectively                  289.8                281.5
DEFERRED TAX ASSETS                                                                  24.5                 26.0
INTANGIBLE ASSETS, NET                                                               90.5                103.9
OTHER ASSETS                                                                         35.3                 36.8
                                                                                ---------            ---------
      TOTAL ASSETS                                                              $ 1,117.9            $ 1,112.6
                                                                                =========            =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable                                                                   $    24.3            $    16.6
Accounts payable                                                                    310.5                279.9
Accrued expenses                                                                    175.9                179.8
Current portion of long-term debt and capital leases                                  7.9                  9.8
                                                                                ---------            ---------
      TOTAL CURRENT LIABILITIES                                                     518.6                486.1
LONG-TERM DEBT AND CAPITAL LEASES                                                    67.0                 92.6
OTHER LIABILITES                                                                    170.3                165.2
DEFERRED TAX LIABILITIES                                                             23.2                 35.4
DEFERRED INCOME                                                                       6.2                  6.5
MINORITY INTERESTS                                                                     .6                  5.6
COMMITMENTS AND CONTINGENCIES (NOTE 6)
STOCKHOLDERS EQUITY:
Preferred stock, par value $0.01 per share, no shares issued                            -                    -
Common stock, par value $0.01 per share, 24.7 million shares issued                    .2                   .2
Additional paid-in capital                                                          217.8                217.8
Retained earnings                                                                   122.7                108.9
Additional minimum pension liability                                                 (2.5)                (2.5)
Currency translation adjustment                                                      (6.1)                (3.0)
Deferred compensation on restricted stock                                             (.1)                 (.2)
                                                                                ---------            ---------
      TOTAL STOCKHOLDERS' EQUITY                                                    332.0                321.2
                                                                                ---------            ---------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 1,117.9            $ 1,112.6
                                                                                =========            =========


See accompanying Notes to Unaudited Consolidated Financial Statements

                           DETROIT DIESEL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)



                                                                                                SIX MONTHS ENDED
                                                                                                     JUNE 30,
                                                                                                1997          1996
                                                                                                ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:                                                         $  13.8       $   (7.9)
 Net income (loss)
 Adjustments to reconcile net income (loss) to net cash from operating activities:
     Depreciation and amortization                                                               18.5           16.3
     Changes in assets and liabilites which provided (used) cash:
        Accounts and notes receivable                                                           (29.2)         (18.2)
        Inventories                                                                               3.3          (17.3)
        Prepaid expenses, deferred charges and other current assets                               5.6           (2.5)
        Deferred taxes                                                                           (4.8)          (6.9)
        Accounts payable                                                                         39.4            7.6
        Accrued expenses and other liabilities                                                    5.3           (1.5)
        Other assets                                                                              6.1            1.0
                                                                                              -------       --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                              58.0          (29.4)
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of property, plant and equipment                                                   (33.8)         (32.7)
 Proceeds from sale of property, plant and equipment                                              (.3)           1.1
 Investments in and advances to affiliates                                                       (2.5)           (.2)
 Acquisition of subsidiaries                                                                     (1.8)             -
 Proceeds from sale of subsidiaries                                                               4.7              -
                                                                                              -------       --------
NET CASH USED IN INVESTING ACTIVITIES                                                           (33.7)         (31.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from (payments on) notes payable                                                    7.9           (4.4)
 Net (payments on) proceeds from long-term debt                                                 (25.8)          65.4
                                                                                              -------       --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                             (17.9)          61.0
EFFECT OF EXCHANGE RATE CHAGES ON CASH AND CASH EQUIVALENTS                                        .1            (.1)
                                                                                              -------       --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                              6.5            (.3)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                                              3.0            5.1
                                                                                              -------       --------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                                            $   9.5       $    4.8
                                                                                              =======       ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for:

  Interest                                                                                    $   6.5       $    5.5
                                                                                              =======       ========
  Income Taxes                                                                                $   1.5       $    6.2
                                                                                              =======       ========
 Noncash investing and financing activities:

  Issuance of debt to acquire subsidiary                                                      $   7.2
                                                                                              =======
  Capital lease obligations incurred                                                                        $    2.3
                                                                                                            ========
  Contribution of assets to joint venture                                                                   $     .5
                                                                                                            ========
  Issuance of deferred stock                                                                                $     .4
                                                                                                            ========


See accompanying Notes to Unaudited Consolidated Financial Statements

DETROIT DIESEL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - FINANCIAL STATEMENTS.
     The accompanying unaudited consolidated financial statements have been prepared by management and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Detroit Diesel Corporation and its majority-owned subsidiaries ("Detroit Diesel", "DDC" or the "Company") as of June 30, 1997 and the results of its operations for the three and six month periods ended June 30, 1997 and 1996 and its cash flows for the six month periods ended June 30, 1997 and 1996.

     The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's 1996 Annual Report to Stockholders. The results of operations for the three and six month periods ended June 30, 1997 will not necessarily be indicative of the operating results for the full year.

NOTE 2 - CASH AND CASH EQUIVALENTS.
     Cash equivalents represent short-term deposits with financial institutions that have maturities of generally less than 90 days. At June 30, 1997, cash and cash equivalents include approximately $4.1 million which is restricted for specific capital expenditures in Brazil.

NOTE 3 - INVENTORIES.
     At June 30, 1997 and December 31, 1996, inventories (principally using the first-in, first-out method) consist of the following:

                                                              JUNE 30,        DEC. 31,
          ($ in millions)                                      1997             1996
                                                               ----             ----
                                                             (Unaudited)
          Productive                                          $  155.7         $ 161.1
          Service parts                                           91.3            89.8
          Remanufactured parts                                    32.8            34.7
          Non-productive                                           5.3             6.5
                                                              --------         -------
                                                              $  285.1         $ 292.1
                                                              ========         =======

          The components of productive inventory are:

          Material                                                 50%             48%
          Work in process                                          23%             24%
          Finished product                                         27%             28%


NOTE 4 - INTANGIBLE ASSETS. Intangible assets include goodwill of $68.5 million and $80.0 million at June 30, 1997 and December 31, 1996, respectively. Accumulated amortization of intangible assets as of June 30, 1997 and December 31, 1996 was $16.2 million and $13.9 million, respectively.

DETROIT DIESEL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - NET INCOME (LOSS) PER SHARE.
     Primary net income per share for the three and six month periods ended June 30, 1997 was computed by dividing net income by the weighted average number of common shares outstanding (24,699,566) plus the weighted average dilutive effect of the Company's incentive stock options (40,687 and 13,964) determined using the treasury stock method.

     Primary net loss per share for the three and six month periods ended June 30, 1996 was computed by dividing net income by the weighted average number of common shares outstanding (24,697,316) plus the weighted average dilutive effect of the Company's incentive stock options (301 and 317) determined using the treasury stock method.

     In April 1997, Detroit Diesel Corporation issued 267,500 incentive stock options. These options carry an exercise price of $17 per share and vest equally over a four year period. In accordance with Statement of Financial Accounting Standards No. 123 - "Accounting for Stock-Based Compensation," the Company has elected to continue the application of Accounting Principles Board Opinion No. 25 which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. If the company measured compensation cost based on the fair value of the equity instrument awarded, earnings per share would have been $0.29 and $0.55 for the three months and six months ended June 30, 1997.

NOTE 6 - COMMITMENTS AND CONTINGENCIES.
     The Company is contingently liable for letters of credit and guarantees to banks aggregating approximately $38.8 million as of June 30, 1997.

NOTE 7 - SPECIAL CHARGE.
     During the three month period ended June 30, 1996, the Company recorded a special charge of $38.3 million for product coverage expenses and to reduce the value of an investment in Mexico to its estimated fair value.

NOTE 8 - SUBSEQUENT EVENT.
     On July 8, 1997, Detroit Diesel Corporation and Outboard Marine
Corporation signed a definitive agreement and plan of merger under which a subsidiary of Detroit Diesel Corporation will acquire Outboard Marine Corporation ("OMC"). On July 15, 1997, OMC Acquisition Corp., a wholly-owned subsidiary of the Company, initiated a cash tender offer to purchase 13,842,619 shares of common stock of OMC at a price of $16.00 per share. The tender offer is scheduled to close on August 11, 1997 unless extended in accordance with the terms of the offer. In the event the tender offer is consummated, the second part of the transaction will be the merger of the Company's subsidiary into OMC pursuant to which the outstanding shares of common stock of OMC will be exchanged for an aggregate of 4,000,000 shares of common stock of the Company plus a variable amount of cash based on the closing price of the Company's common stock. In the merger, each share of then issued and outstanding OMC common stock (the "Exchanged Common Shares"), shall be converted into the right to receive (1) a fractional share of Detroit Diesel common stock equal to 4,000,000 divided by the number of Exchanged Common Shares (the "Exchange Ratio") plus (2) a cash payment equal to
(i) $16.00 minus (ii) the product of the Exchange Ratio times $25.00, plus (3) in the event the average closing price on the New York Stock Exchange for Detroit Diesel common stock for the 20 consecutive trading days ending on the fifth trading day prior to the closing date of the merger (the "DDC Closing Date Price") is less than $25.00, then an additional cash payment equal to the product of the Exchange Ratio multiplied by the lesser of (i) $25.00 minus the DDC Closing Date Price or (ii) $6.00.

     Assuming the issuance of no additional shares of common stock by OMC prior to the merger, at the effective time of the merger, the holders of the 6,362,896 Exchanged Common Shares of OMC common stock would receive a combination of 4,000,000 shares of Detroit Diesel common stock and cash. Assuming a $25.00 DDC Closing Date Price, OMC shareholders in the merger would thus receive $16.00 of value per OMC share, which value is comprised of 0.6286 shares of Detroit Diesel common stock for each share of OMC common stock and $0.28 in cash.

     The above conversion formula provides that should the DDC Closing Date Price be less than $25.00, additional cash consideration will be paid to the holders of the Exchanged Common Shares to maintain the total $16.00 per share value subject to a minimum value of $19.00 per share of DDC common stock. If the DDC Closing Date Price exceeds $25.00 per share of DDC common stock, the Exchange Ratio would remain the same.

     Additional details are available in the tender offer documents filed by the Company with the Securities and Exchange Commission in connection with this transaction.

     On August 11, 1997, OMC exercised its right under the terms of the merger agreement between DDC and OMC to request DDC to extend its tender offer until August 25, 1997. OMC also announced on that date that it was reviewing an alternative tender offer proposal by Greenmarine Acquisition Corp. commenced on August 8, 1997.

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholders
Detroit Diesel Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Detroit Diesel Corporation and subsidiaries (the "Company") as of June 30,
1997, and the related condensed consolidated statements of operations and cash flows for the three-month and six-month periods ended June 30, 1997 and 1996, included in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997. These consolidated financial statements are the responsibility of Company's management. We were furnished with the report of other accountants on their review of the interim financial information of VM Motori S.p.A. (a consolidated subsidiary) whose total revenues constituted 14% and 13% of consolidated total revenues for the respective three-month and six-month periods ended June 30, 1996,

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is an expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review and the report of other accountants, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of the Company as of December 31, 1996, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 3, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the condensed consolidated balance sheet at December 31, 1996 included in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which such information has been derived.


/s/ Deloitte & Touche LLP
Detroit, Michigan
July 21, 1997

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The percentage relationships between net revenues and other elements of the Company's Consolidated Statements of Operations for the comparative reporting periods were:


<Caption

                                                        THREE MONTHS ENDED              SIX MONTHS ENDED
                                                            JUNE 30,                       JUNE 30,
                                                            --------                       --------
                                                        1997         1996               1997        1996
                                                        ----         ----               ----        ----
Net Revenues                                           100.0%       100.0%             100.0%      100.0%
Cost of sales                                           77.4%        77.1%              77.0%       76.8%
                                                      ------       ------             ------      ------
   Gross profit                                         22.6%        22.9%              23.0%       23.2%
Expenses:
   Selling and administrative                           15.5%        14.1%              15.7%       14.5%
   Research and development                              4.3%         5.5%               4.6%        5.3%
   Interest                                               .6%          .5%                .6%         .6%
   Special charge                                          -          7.8%                 -         4.0%
                                                      ------       ------             ------      ------
      Total                                             20.4%        27.9%              20.9%       24.4%
Income (loss) before income taxes                        2.2%        (5.0%)              2.1%       (1.2%)
Provision (credit) for income taxes                       .9%        (1.7%)               .8%        (.4%)
                                                      ------       ------             ------      ------
Net income (loss)                                        1.3%        (3.3%)              1.3%        (.8%)
                                                      ======       ======             ======      ======



     The Company's net revenues for each of its markets were:



                                                       THREE MONTHS ENDED               SIX MONTHS ENDED
                                                             JUNE 30,                       JUNE 30,
(In millions)                                          1997          1996               1997         1996
                                                       ----          ----               ----         ----
On-Highway Truck                                      $ 243         $ 190             $  462        $ 384
Construction & Industrial                                86            92                163          179
Automotive                                               70            55                141          107
Coach & Bus                                              63            53                120          104
Power Generation                                         37            33                 73           64
Marine                                                   36            44                 71           82
Military                                                 22            24                 47           50
                                                      -----         -----             ------        -----
   Total                                              $ 557         $ 491             $1,077        $ 970
                                                      =====         =====             ======        =====


THREE AND SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 1996

     NET REVENUES. Net revenues for the three months ended June 30, 1997 were $557.4 million, an increase of $66.1 million, or 13% from $491.3 million for the comparable period of 1996. Net revenues for the six months ended June 30, 1997 were $1,077.1 million, an increase of $107 million, or 11%, from $970.1 million for the comparable period of 1996.
     The increase in net revenues reflects an increase in unit sales of 33% and 28% for the three months and six months ended June 30, 1997, respectively, over the comparable periods of 1996. The increase in unit sales reflects the improvement in the North American on-highway heavy duty truck market in which Company revenues increased 28% for the three months and 20% for the six months ended June 30, 1997 versus the same periods for 1996, along with growth in the Company's heavy duty truck market share. The Company's growth in this market is evidenced by the May 1997 AAMA data which shows Detroit Diesel achieving a YTD 30.3% penetration versus 26.3% at the end of 1996.
     The increase in net revenues also reflects the strength of the Company's automotive market in which sales have increased 27% for the three months and 32% for the six months ended June 30, 1997, as strong demand with existing OEM customers paced the increases. Coach and bus market revenues also increased 19% and 15% for the three and six months ended June 30, 1997 compared to the same periods in 1996 as shipments of two-cycle products and Series 60 on-highway coach units were strong.
     These increases were somewhat offset by decreases in the construction & industrial, marine and military markets. Decreases in the construction & industrial market and the marine market are related to a change in product mix while the decreases in the military market are due to changes in U.S. defense spending awards, partially offset by remanufacturing and international activities.

     GROSS PROFIT. Gross profit for the three months ended June 30, 1997 was $126.0 million, or 22.6% of net revenues, versus $112.7 million, or 22.9% of net revenues for the three months ended June 30, 1996. Gross profit for the six months ended June 30, 1997 was $248.2 million, or 23.0% of net revenues, versus $224.9 million, or 23.2% of net revenues for the comparable period of 1996. Gross profit as a percent of net revenues has decreased during 1997 reflecting a combination of new product introductions during the period and sales mix, combined with the competitive pricing environment in which the Company operates.

     SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses for the three months ended June 30, 1997 were $86.3 million, or 15.5% of net revenues, compared to $69.4 million, or 14.1% of net revenues for the corresponding period of 1996. For the six months ended June 30, 1997, selling and administrative expenses were $169.6 million, or 15.7% of net revenues, compared to $141.1 million, or 14.5% of net revenues for the comparable period of 1996. The increase in selling and administrative expenses is due to higher accruals and other selling expenses in support of increased sales volume, combined with expenses associated with new product releases.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses of $23.8 million for the three months and $49.3 million for the six months ended June 30, 1997 were $3.2 million and $2.2 million lower than the comparable periods of 1996. The decreases versus the prior periods are due to the timing of research and development activities. The Company expects research and development to be approximately 5% of net revenues in 1997.

     SPECIAL CHARGE. During the second quarter of 1996, the Company recorded a special charge of $36.3 million for product coverage expenses associated with variability in component machining affecting a limited number of engines used in specific duty cycles. Additionally, the Company reduced the carrying value of an investment in Mexico by $ 2 million to its estimated fair value.

     INTEREST EXPENSE.   Interest expense of $3.4 million for the three months
and $6.6 million for the six months ended June 30, 1997 reflect higher debt levels during 1997 associated with increased business volumes during the first six months of 1997 versus the first six months of 1996.

     PROVISION FOR INCOME TAXES. The provision for income taxes is reported during the interim reporting periods on the basis of the Company's estimated annual effective tax rate for the taxable jurisdictions in which the Company operates. The Company's effective annual tax rate for 1997 is estimated to be 39%.

     NET INCOME/LOSS. Net income for the three months ended June 30, 1997 was $7.4 million, versus a net loss of $16.2 million for the comparable period of
1996.   Net income for the six months ended June 30, 1997 was $13.8 million versus a net loss of  $7.9 million for the comparable period of 1996.
Excluding the special charge, net income would have been $8.7 million and $17.0 million for the three and six month periods ended June 30, 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company's primary sources of liquidity have been cash provided by operations and bank borrowings under various revolving lines of credit and bank notes, including the Company's $300 million revolving line of credit, of which approximately $259.3 million was available as of June 30, 1997. The Company's subsidiary, VM Motori S.p.A. ("VM"), has an additional $54 million in unsecured, short term lines of credit with several banks in Italy, of which approximately $44 million was available at June 30, 1997.

     In connection with the Company's proposed acquisition of OMC, the Company is in the process of replacing its current credit facility. The new facility will be used to finance the acquisition and to provide the Company with cash to meet its on-going cash requirements. The Company expects to obtain $800 million in credit facilities, comprised of a $350 million six-year revolver and a $450 million six-year term loan.

     Cash provided by operations for the six months ended June 30, 1997 was $58.0 million, reflecting the Company's net income for the period, adjusted for non-cash items, and changes in working capital.

     Capital expenditures were $33.8 million and $32.7 million for the first six months of 1997 and 1996, respectively, and were used to upgrade machinery and tooling, enhance facilities, introduce the Series 2000 and Series 4000 engines and develop a production facility in Brazil.

     The Company is subject to risks of changes in foreign currency exchange rates due to its operations located outside of the United States, particularly in Italy, Mexico and Brazil where the Company has subsidiary activities. During the first half of 1997, the decrease in value of the Italian Lira compared to the U.S. dollar resulted in unfavorable translation adjustments relating to the Company's investment in VM.

     The Company expects that it will be able to satisfy on-going cash requirements (including capital expenditures for environmental compliance and other projects), for the next 12 months and thereafter, with cash flow from operations, supplemented, if necessary, by borrowings under its revolving lines of credit.

PROSPECTIVE INFORMATION

The Company expects the North American heavy-duty truck market to remain a significant part of its business and to be at or near 1996 levels. The overall strength of this market and the requirements to compete in this market will impact the Company's performance during the remainder of 1997. Management expects that all of its markets, particularly the North American heavy-duty truck market, will experience continued price competition.

NEW ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." This statement is effective for financial statements issued after December 15, 1997. The statement requires companies to present earnings per share on the face of the income statement in two categories called "Basic" and "Diluted" and requires restatement of all periods presented. The Company will adopt Statement No. 128 during the fourth quarter of 1997 and does not anticipate the adoption will have a material impact.

     The Financial Accounting Standards Board has also issued SFAS Nos. 130 and
131. Statement No. 130, "Reporting Comprehensive Income", and No. 131, "Disclosures about Segments of an Enterprise and Related Information", are effective for fiscal years beginning after December 15, 1997. Statement No. 130 requires companies to report a separate statement of comprehensive income in addition to the statement of operations. The provisions of this statement will impact the Company due to currency translation adjustments and other components of the Company's stockholders' equity section, which change from period to period, to be included in the separate statement of Comprehensive Income.

     Statement No. 131 requires companies to report certain information about their operating segments, products and services, geographic areas in which they operate and major customers. The Company will adopt the provisions of Statement Nos. 130 and 131 in the first quarter of 1998.

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



                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.
     The Company is presently involved in certain claims and litigation arising in the ordinary course of business, including claims relating to the use of and performance of the Company's products. The Company does not believe that the resolution of any of these matters will have a material adverse effect on the Company's results of operations or financial position.

     Cummins Engine Company, Inc., a competitor of the Company, filed a lawsuit on June 6, 1997 in the U. S. District Court, Southern District of Indiana (Indianapolis Division) claiming that the Company infringes on a Cummins patent which discloses a method and device to generate information and software to calibrate electronic engine control modules, which in turn, govern the operations of electronically controlled engines. The Company has filed a motion to obtain a more detailed statement on the basis of this infringement claim. The Company believes it does not infringe the patent, that it has meritorious defenses to the claim, and that the proceedings will not have a material adverse impact on the financial position or results of operations of the Company.

ITEM 5.  OTHER INFORMATION.

     On July 8, 1997, Detroit Diesel Corporation and Outboard Marine Corporation signed a definitive agreement and plan of merger under which a subsidiary of Detroit Diesel Corporation will acquire Outboard Marine Corporation ("OMC"). On July 15, 1997, OMC Acquisition Corp., a wholly-owned subsidiary of the Company, initiated a cash tender offer to purchase 13,842,619 shares of common stock of OMC at a price of $16.00 per share. The tender offer is scheduled to close on August 11, 1997 unless extended in accordance with the terms of the offer. In the event the tender offer is consummated, the second part of the transaction will be the merger of the Company's subsidiary into OMC pursuant to which the outstanding shares of common stock of OMC will be exchanged for an aggregate of 4,000,000 shares of common stock of the Company plus a variable amount of cash based on the closing price of the Company's common stock. In the merger, each share of then issued and outstanding OMC common stock (the "Exchanged Common Shares"), shall be converted into the right to receive (1) a fractional share of Detroit Diesel common stock equal to 4,000,000 divided by the number of Exchanged

Common Shares (the "Exchange Ratio") plus (2) a cash payment equal to (i) $16.00 minus (ii) the product of the Exchange Ratio times $25.00, plus (3) in the event the average closing price on the New York Stock Exchange for Detroit Diesel common stock for the 20 consecutive trading days ending on the fifth trading day prior to the closing date of the merger (the "DDC Closing Date Price") is less than $25.00, then an additional cash payment equal to the product of the Exchange Ratio multiplied by the lesser of (i) $25.00 minus the DDC Closing Date Price or (ii) $6.00.

     Assuming the issuance of no additional shares of common stock by OMC prior to the merger, at the effective time of the merger, the holders of the 6,362,896 Exchanged Common Shares of OMC common stock would receive a combination of 4,000,000 shares of Detroit Diesel common stock and cash. Assuming a $25.00 DDC Closing Date Price, OMC shareholders in the merger would thus receive $16.00 of value per OMC share, which value is comprised of 0.6286 shares of Detroit Diesel common stock for each share of OMC common stock and $0.28 in cash.

     The above conversion formula provides that should the DDC Closing Date Price be less than $25.00, additional cash consideration will be paid to the holders of the Exchanged Common Shares to maintain the total $16.00 per share value subject to a minimum value of $19.00 per share of DDC common stock. If the DDC Closing Date Price exceeds $25.00 per share of DDC common stock, the Exchange Ratio would remain the same.

     Additional details are available in the tender offer documents filed by the Company with the Securities and Exchange Commission in connection with this transaction.

     On August 11, 1997, OMC exercised its right under the terms of the merger agreement between DDC and OMC to request DDC to extend its tender offer until August 25, 1997. OMC also announced on that date that it was reviewing an alternative tender offer proposal by Greenmarine Acquisition Corp. commenced on August 8, 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits:


EXHIBIT
NUMBER                      DESCRIPTION
-------                     -----------

   2     Plan of Acquisition, Reorganization, Arrangement,
         Liquidation or Succession

  11     Statement Re: Computation of Per Share Earnings

  15     Letter Re: Unaudited Interim Financial Information

  27     Financial Data Schedule


(b) The Company was not required to file a Form 8-K during the three months ended June 30, 1997.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            DETROIT DIESEL CORPORATION

Date:  August 14, 1997                       By: /s/ J. Randall Lawrence
                                                -----------------------
                                                J. Randall Lawrence
                                            Its:  Senior Vice President-Finance
                                                  and Chief Financial Officer
                                                  (Principal Financial Officer)

                                 EXHIBIT INDEX

     The following constitutes the exhibits to the Quarterly Report on Form 10-Q of the Company for the three and six months ended June 30, 1997:




EXHIBIT                                                          PAGE
NUMBER                      DESCRIPTION                         NUMBER
-------                     -----------                         ------

   2     Plan of Acquisition, Reorganization, Arrangement,
         Liquidation or Succession                                18

  11     Statement Re: Computation of Per Share Earnings          54

  15     Letter Re: Unaudited Interim Financial Information       55

  27     Financial Data Schedule                                  56