Form 10-Q
period 1997-09-30
DETROIT DIESEL CORP
filed 1997-11-13
CIK 910058

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1997

                                       OR

     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934
             For the transition period from .......... to ..........

                           Commission File No. 1-12394
                                              ----------
                           DETROIT DIESEL CORPORATION
                           --------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                   38-2772023
(State or other jurisdiction of                   (IRS Employer
 incorporation or organization)                   Identification No.)


              13400 OUTER DRIVE WEST, DETROIT, MICHIGAN 48239-4001
              ----------------------------------------------------
          (Address of principal executive offices, including zip code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

      COMMON STOCK $0.01 PAR VALUE                     24,699,566 SHARES
      ----------------------------                     -----------------
              Class                             Outstanding at November 1, 1997



         This report contains 17 pages. The exhibit index is on page 15.

                                TABLE OF CONTENTS

                                                                      PAGE NO.
                                                                      --------
PART I - FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

              Consolidated Statements of Operations for the
              Three and Nine Months Ended September 30, 1997 and 1996    3

              Consolidated Balance Sheets at September 30, 1997
              and December 31, 1996                                      4

              Consolidated Statements of Cash Flows for the
              Nine Months Ended September 30, 1997 and 1996              5

              Notes to Unaudited Consolidated Financial Statements       6

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS         8

PART II - OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                          13

SIGNATURE                                                               14

EXHIBIT INDEX                                                           15

                         PART I-FINANCIAL INFORMATION


Item 1.  Financial Statements

                          DETROIT DIESEL CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)


                                                              THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                 SEPTEMBER 30,        SEPTEMBER 30,
                                                               1997       1996      1997        1996
                                                               ----       ----      ----        ----

Net revenues                                                 $ 524.1   $ 487.6   $ 1,601.2   $ 1,457.7

Cost of sales                                                  406.9     375.3     1,235.8     1,120.5
                                                             -------   -------   ---------   ---------

     Gross profit                                              117.2     112.3       365.4       337.2

Expenses:

     Selling and administrative                                 78.4      72.5       248.0       213.6

     Research and development                                   22.2      26.6        71.5        78.1

     Interest                                                    3.1       3.7         9.7         9.1

     Special charge (Note 4)                                      --        --          --        38.3
                                                             -------   -------   ---------   ---------

          Total                                                103.7     102.8       329.2       339.1

Income (loss) before income taxes and minority interests        13.5       9.5        36.2        (1.9)

Provision (credit) for income taxes                              5.2       2.3        14.1        (1.7)

Minority interests                                                .1        .1          .1          .6
                                                             -------   -------   ---------   ---------

Net income (loss)                                            $   8.2   $   7.1   $    22.0   $    (0.8)
                                                             =======   =======   =========   =========

Primary net income (loss) per share (Note 5)                 $   .33   $   .29   $     .89   $   (0.03)
                                                             =======   =======   =========   =========


See accompanying Notes to Unaudited Consolidated Financial Statements.

                          DETROIT DIESEL CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                   (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)



                                                                             SEPT. 30,        DEC. 31,
                                                                               1997            1996
                                                                               ----            ----
ASSETS                                                                      (Unaudited)
------
CURRENT ASSETS:
Cash and cash equivalents                                                   $    6.9        $    3.0
Receivables, net of allowances of $3.9 and $6.1, respectively                  316.9           293.1
Inventories                                                                    301.5           292.1
Prepaid expenses, deferred charges and other current assets                     12.9            19.8
Deferred tax assets                                                             54.2            56.4
                                                                            --------        --------
          TOTAL CURRENT ASSETS                                                 692.4           664.4
PROPERTY, PLANT AND EQUIPMENT:
Net of accumulated depreciation of $146.0 and $125.3, respectively             300.8           281.5
DEFERRED TAX ASSETS                                                             25.2            26.0
INTANGIBLE ASSETS, NET                                                          88.4           103.9
OTHER ASSETS                                                                    36.8            36.8
                                                                            --------        --------
          TOTAL ASSETS                                                      $1,143.6        $1,112.6
                                                                            ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable                                                               $   45.0        $   16.6
Accounts payable                                                               299.4           279.9
Accrued expenses                                                               178.0           179.8
Current portion of long-term debt and capital leases                             6.3             9.8
                                                                            --------        --------

          TOTAL CURRENT LIABILITIES                                            528.7           486.1
LONG-TERM DEBT AND CAPITAL LEASES                                               75.0            92.6
OTHER LIABILITIES                                                              166.3           165.2
DEFERRED TAX LIABILITIES                                                        27.6            35.4
DEFERRED INCOME                                                                  6.1             6.5
MINORITY INTERESTS                                                                .6             5.6
COMMITMENTS AND CONTINGENCIES (NOTE 6)
STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.01 per share, no shares issued                    --              --
Common stock, par value $0.01 per share, 24.7 million shares issued               .2              .2
Additional paid-in capital                                                     217.8           217.8
Retained earnings                                                              130.9           108.9
Additional minimum pension adjustment                                           (2.5)           (2.5)
Currency translation adjustment                                                 (7.1)           (3.0)
Deferred compensation on restricted stock                                       --               (.2)
                                                                            --------        --------
          TOTAL STOCKHOLDERS' EQUITY                                           339.3           321.2
                                                                            --------        --------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $1,143.6        $1,112.6
                                                                            ========        ========



See accompanying Notes to Unaudited Financial Statements

                          DETROIT DIESEL CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN MILLIONS)
                                 (UNAUDITED)



                                                                                                  NINE MONTHS ENDED
                                                                                                     SEPTEMBER 30,
                                                                                                 1997            1996
                                                                                                 ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                            $ 22.0        $    (.8)
   Adjustments to reconcile net income (loss) to net cash from operating activities:
          Depreciation and amortization                                                           27.4            24.7
          Changes in assets and liabilities which provided (used) cash:
                Accounts and notes receivable                                                    (30.6)           (9.5)
                Inventories                                                                      (14.0)          (14.2)
                Prepaid expenses, deferred charges and other current assets                        6.6           (14.3)
                Deferred taxes                                                                    (2.2)           (2.4)
                Accounts payable                                                                  28.0            (2.0)
                Accrued expenses and other liabilities                                             4.0            (5.9)
                Intangible and other assets                                                        4.2             5.1
                                                                                             ---------        --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                               45.4           (19.3)
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property, plant and equipment                                                 (53.0)          (44.0)
    Proceeds from sale of property, plant and equipment                                             .2             1.0
    Investments in and advances to affiliates                                                     (2.5)           (9.1)
    Acquisition of subsidiaries                                                                   (1.8)            -
    Proceeds from sale of affiliates                                                               4.7             -
                                                                                             ---------        --------
NET CASH USED IN INVESTING ACTIVITIES                                                            (52.4)          (52.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from (payments on) notes payable                                                 29.0            (1.6)
    Net (payments on) proceeds from long-term debt                                               (18.0)           73.1
                                                                                             ---------        --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                         11.0            71.5
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                       (.1)            -
                                                                                             ---------        --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                          3.9              .1
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                                               3.0             5.1
                                                                                             ---------        --------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                                             $   6.9         $   5.2
                                                                                             =========        ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                                                   $   9.6         $   8.7
                                                                                             =========        ========
    Income taxes                                                                               $   3.7         $   6.8
                                                                                             =========        ========
  Noncash investing and financing activities:
    Issuance of debt to acquire subsidiary                                                     $   7.2
                                                                                             =========
    Capital lease obligations incurred                                                                        $    2.3
                                                                                                              ========
    Contribution of assets to joint venture                                                                   $     .5
                                                                                                              ========
    Issuance of deferred stock                                                                                $     .4
                                                                                                              ========


    See accompanying Notes to Unaudited Consolidated Financial Statements

DETROIT DIESEL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - FINANCIAL STATEMENTS.
         The accompanying unaudited consolidated financial statements have been prepared by management and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Detroit Diesel Corporation and its majority-owned subsidiaries ("Detroit Diesel" or the "Company") as of September 30, 1997 and the results of its operations for the three and nine month periods ended September 30, 1997 and 1996 and its cash flows for the nine month periods ended September 30, 1997 and 1996.

         The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's 1996 Annual Report to Stockholders. The results of operations for the three and nine month periods ended September 30, 1997 will not necessarily be indicative of the operating results for the full year.

         Certain reclassifications have been made to prior year amounts to conform with the classifications used in 1997.

NOTE 2 - INVENTORIES.
         At September 30, 1997 and December 31, 1996, inventories (principally using the first-in, first-out method) consist of the following:

                                                                                  SEPT. 30,           DEC. 31,
               ($ in millions)                                                      1997               1996
                                                                                    ----               ----
                                                                                 (Unaudited)
               Productive                                                           $ 168.6            $ 161.1
               Service parts                                                           96.1               89.8
               Remanufactured parts                                                    31.8               34.7
               Non-productive                                                           5.0                6.5
                                                                                   --------            -------
                                                                                    $ 301.5            $ 292.1
                                                                                   ========            =======

               The components of productive inventory are:

               Material                                                                49%                48%
               Work in process                                                         26%                24%
               Finished product                                                        25%                28%



NOTE 3 - INTANGIBLE ASSETS.
         Intangible assets include goodwill of $67.1 million and $80.0 million at September 30, 1997 and December 31, 1996, respectively. Accumulated amortization of intangible assets as of September 30, 1997 and December 31, 1996 was $17.2 million and $13.9 million, respectively.

DETROIT DIESEL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - SPECIAL CHARGE.
         During the second quarter of 1996 the Company recorded a special charge of $38.3 million for product coverage expenses and to reduce the value of an investment in Mexico to its estimated fair value.

NOTE 5 - NET INCOME (LOSS) PER SHARE.
         Primary net income (loss) per share for the three and nine month periods ended September 30, 1997 was computed by dividing net income by the weighted average number of common shares outstanding (24,699,566) plus the weighted average dilutive effect of the Company's incentive stock options (136,374 and 74,299) determined using the treasury stock method.

         Primary net income per share for the three and nine month periods ended September 30, 1996 was computed by dividing net income by the weighted average number of common shares outstanding (24,697,316) plus the weighted average dilutive effect of the Company's incentive stock options (208 and 281) determined using the treasury stock method.

         During 1997, the Company issued 268,000 incentive stock options. Approximately 265,500 options carry an exercise price of $17 per share, while the balance of the options carry an exercise price of $23.94 per share. All of these options vest equally over a four-year period. In accordance with Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," the Company elected to continue the application of Accounting Principles Board Opinion No. 25 which recognizes compensation cost based on the value of the equity instrument awarded. If the Company measured compensation cost based on the fair value of the equity instrument awarded, earnings per share would have been unchanged for the three months and nine months ended September 30, 1997.

NOTE 6 - COMMITMENTS AND CONTINGENCIES.
         The Company is contingently liable for letters of credit and guarantees to banks aggregating approximately $40 million as of September 30, 1997.

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The percentage relationships between net revenues and other elements of the Company's Consolidated Statements of Operations for the comparative reporting periods were:

                                                      THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                         SEPTEMBER 30,                          SEPTEMBER 30,
                                                         -------------                          -------------
                                                    1997                1996               1997                1996
                                                    ----                ----               ----                ----
Net revenues                                        100.0%              100.0%             100.0%              100.0%
Cost of sales                                        77.6%               77.0%              77.2%               76.9%
                                              ------------       -------------       ------------       -------------
     Gross profit                                    22.4%               23.0%              22.8%               23.1%
Expenses:
     Selling and administrative                      15.0%               14.8%              15.5%               14.7%
     Research and development                         4.2%                5.5%               4.4%                5.4%
     Interest                                          .6%                 .8%                .6%                 .6%
     Special charge                                    -                  -                   -                  2.6%
                                              ------------       -------------       ------------       -------------
          Total                                      19.8%               21.1%              20.5%               23.3%
Income (loss) before income taxes                     2.6%                1.9%               2.3%                (.2%)
Provision (credit) for income taxes                   1.0%                 .4%                .9%                (.1%)
Minority interests                                     -                  -                   -                  -
                                              ------------       -------------       ------------       -------------
Net income (loss)                                     1.6%                1.5%               1.4%                (.1%)
                                              ============       =============       ============       =============



The Company's net revenues for each of its markets were:


                                       THREE MONTHS ENDED                 NINE MONTHS ENDED
                                         SEPTEMBER 30,                      SEPTEMBER 30,
(In millions)                        1997             1996              1997             1996
                                     ----             ----              ----             ----
On-Highway Truck                      $249             $189             $711              $573
Construction & Industrial               78               86              241               265
Automotive                              47               50              188               157
Coach & Bus                             58               54              178               158
Power Generation                        33               34              106                98
Marine                                  34               38              105               120
Military                                25               37               72                87
                                     -----            -----           ------           -------
     Total                            $524             $488           $1,601            $1,458
                                     =====            =====           ======           =======

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996

         NET REVENUES. Net revenues for the three months ended September 30, 1997 were $524.1 million versus $487.6 million for the three months ended September 30, 1996, an increase of $36.5 million or 7%. Net revenues for the nine months ended September 30, 1997 were $1,601.2 million compared to $1,457.7 million for the nine months ended September 30, 1996, an increase of $143.5 million or 10%.
         The increase in net revenues reflects the increase in unit sales of 3% and 8% for the three and nine months ended September 30, 1997, respectively, over the comparable periods of 1996. The increase in unit sales reflects the strength of the North American on-highway heavy-duty truck market in which Company revenues increased 32% for the three months and 24% for the nine months ended September 30, 1997 versus the same periods of 1996, along with the growth of the Company's heavy-duty truck market share to 30.2% versus 26.3% at the end of 1996 according to AAMA data.
         Coach and bus revenues increased 7% for the three months and 13% for the nine months ended September 30, 1997, respectively, over the comparable periods of 1996 as the Company maintained its strong market share coupled with an increase in Series 60 shipments. The Company's automotive market remains strong as net revenues increased 20% for the nine months ended September 30, 1997 versus the same period of 1996. While automotive market revenues have been strong for the first nine months of 1997, the Company anticipates revenues to moderate during the fourth quarter as a result of changeovers in the automotive OEM model programs.
         The increases in net revenues were somewhat offset by a decrease in the construction & industrial, marine and military markets. The decrease in the construction & industrial market reflects the decrease in sales of Perkins distributed products which were discontinued at the end of 1996. The decrease in the marine market reflects a slow ramp-up to the new Series 2000 marine engine while the decrease in the military market is attributed to reduced U.S. defense spending levels.
         Net revenues for the three months and nine months ended September 30, 1997 include $2.2 million received by the Company from Outboard Marine Corporation ("OMC") in connection with the proposed acquisition, net of expenses incurred by the Company in connection with the acquisition effort.

         GROSS PROFIT. Gross profit for the three months ended September 30, 1997 was $117.2 million, or 22.4% of net revenues, compared to $112.3 million, or 23.0% of net revenues for the corresponding period of 1996. For the nine months ended September 30, 1997, gross profit was $365.4 million, or 22.8% of net revenues, compared to $337.2 million, or 23.1% of net revenues, for the corresponding period of 1996. While gross profit increased during these periods, gross profit as a percentage of net revenues was affected by the initial shipment of new products, particularly the Series 2000 and Series 4000 engines, and by increased transportation expenses associated with the increase in unit volume.

         SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses for the three months ended September 30, 1997 were $78.4 million, or 15.0% of net revenues, compared to $72.5 million, or 14.8% of net revenues, for the corresponding period of 1996. For the nine months ended September 30, 1996, selling and administrative expenses were $248.0 million, or 15.5% of net revenues, compared to $213.6 million, or 14.7% of net revenues, for the corresponding period of 1996. The increase in selling, general and administrative expenses is associated with the increase in unit volume and the introduction of new products.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $22.2 million for the three months ended September 30, 1997 compared with $26.6 million for the same period of 1996. For the nine months of 1997, research and development expenses were $71.5 million compared with $78.1 million for the nine months of 1996. Research and development expenses during these periods were lower than in prior periods due to the timing of expenditures for product enhancements and new product development during 1997.

         SPECIAL CHARGE. During the second quarter of 1996, the Company recorded a special charge of $36.3 million for product coverage expenses associated with variability in component machining affecting a limited number of engines used in specific duty cycles. Additionally, the Company reduced the carrying value of an investment in Mexico by $2 million to its estimated fair value.

         INTEREST EXPENSE. Interest expense was $3.1 million for the three months and $9.7 million for the nine months ended September 30, 1997, respectively, compared with $3.7 million for the three months and $9.1 million for the nine months ended September 30, 1996.

         PROVISION FOR INCOME TAXES. The provision for income taxes for the three months and nine months ended September 30, 1997 is reported on the basis of the Company's estimated effective annual tax rate for the taxable jurisdictions in which the Company operates. The Company estimates its effective annual tax rate to be 39% in 1997.

         NET INCOME/LOSS. Net income for the three months ended September 30, 1997 was $8.2 million, versus $7.1 million for the comparable period of 1996. Net income for the nine months ended September 30, 1997 was $22.0 million versus a net loss of $.8 million for the comparable period of 1996 when the Company recorded the special charge.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company's primary sources of liquidity have been cash provided by operations and bank borrowings under various revolving lines of credit and bank notes, including the Company's $300 million revolving line of credit, of which approximately $246 million was available as of September 30, 1997. The Company's subsidiary, VM Motori, S.p.A., has an additional $38 million in unsecured, short-term lines of credit with several banks which was available for borrowing at September 30, 1997.

         Cash provided by operations for the nine months ended September 30, 1997 was $45.4 million reflecting the Company's net income for the period, adjusted for non-cash items, plus the changes in working capital associated with the Company's current business levels. During the nine months ended
September 30, 1997, the Company received a $7.5 million termination fee ($2.2 million, net of expenses) from OMC in connection with the proposed acquisition of that company. (See NET REVENUES.)

         Capital expenditures were $53 million and $44 million for the first nine months of 1997 and 1996, respectively, and were used to develop a new production facility in Brazil for the production of the Company's automotive products, to upgrade the Company's computer center and to upgrade machinery and tooling to accommodate the Company's new and existing products.

         The Company is subject to risks of changes in foreign currency exchange rates due to its operations located outside of the United States, particularly in Italy, Mexico, Brazil and Singapore where the Company has subsidiary activities.

         The Company expects that it will be able to satisfy on-going cash requirements (including capital expenditures for environmental compliance and other projects), for the next 12 months and thereafter, with cash flow from operations, supplemented, if necessary, by borrowings under its revolving lines of credit.

PROSPECTIVE INFORMATION

The North American heavy-duty truck market represents approximately 44% of the Company's consolidated net revenues for the nine months ended September 30, 1997. The Company expects this market to remain a significant part of its business. The overall strength of this market and the requirements to compete in the North American heavy-duty truck market will impact the Company's performance. Management expects that all of its markets, particularly the North American heavy-duty truck market, will experience continued price competition.

NEW ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share." This statement is effective for financial statements issued after December 15, 1997. The statement requires companies to present earnings per share on the face of the income statement in two categories called "Basic" and "Diluted" and requires restatement of all periods presented. The Company will adopt Statement No. 128 during the fourth quarter of 1997 and does not anticipate the impact from adoption will have a material impact.

         The Financial Accounting Standards Board has also issued SFAS Nos. 130 and 131. Statement No. 130 "Reporting Comprehensive Income" and No. 131 "Disclosures about Segments of an Enterprise and Related Information" are effective for fiscal years beginning after December 15, 1997. Statement No. 130 requires companies to report a separate statement of comprehensive income in addition to the statement of operations. The adoption of Statement No. 130 will impact the Company's financial statements due to changes in currency translation adjustments and certain other components of the Company's stockholders' equity section which will be included as financial statement disclosures or in a separate Statement of Comprehensive Income.

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

PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

      EXHIBIT NUMBER    DESCRIPTION
      --------------    -----------
         11             Statement re:  Computation of Per Share Earnings

         27             Financial Data Schedule


(b)   Reports on From 8-K

On July 14, 1997, The Company filed Form 8-K under Item 5 - Other Events, regarding its execution of a merger agreement with Outboard Marine Corporation.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          DETROIT DIESEL CORPORATION

Date:  November 13, 1997                  By:   /s/ J. Randall Lawrence
                                                -----------------------------
                                                J. Randall Lawrence
                                          Its:  Senior Vice President-Finance
                                                and Chief Financial Officer
                                                (Principal Financial Officer)

                                  EXHIBIT INDEX

         The following constitutes the exhibits to the Quarterly Report on Form 10-Q of the Company for the three and nine months ended September 30, 1997:

EXHIBIT NUMBER    EXHIBIT                                           PAGE NUMBER
--------------    -------                                           -----------

    11            Statement re:  Computation of Per Share Earnings       16

    27            Financial Data Schedule                                17