Form 10-K
period 1997-12-31
DETROIT DIESEL CORP
filed 1998-03-27
CIK 910058

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 1997 OR
                                                     -----------------

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _________

                           Commission File No. 1-12394
                                               -------

                           DETROIT DIESEL CORPORATION
                           --------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                   38-2772023
              --------                                   ----------
    (State or other jurisdiction               (IRS Employer Identification No.)
  of incorporation or organization)

              13400 OUTER DRIVE WEST, DETROIT, MICHIGAN 48239-4001
                    -----------------------------------------
          (Address of principal executive offices, including zip code)

                                  313-592-5000
                                  ------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

 COMMON STOCK $0.01 PAR VALUE                   NEW YORK STOCK EXCHANGE
 ----------------------------                   -----------------------
      Title of each class              Name of each exchange on which registered

           Securities registered pursuant to Section 12(g) of the Act:
                                      NONE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 1, 1998 was approximately $183 million.

The number of shares of Common Stock outstanding as of March 1, 1998 was 24,700,566 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain information in Detroit Diesel Corporation's Proxy Statement in connection with the Annual Meeting of Stockholders to be held on April 29, 1998, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, is incorporated by reference into Part III (Items 10, 11, 12 and 13) of this Form 10-K.

      THIS DOCUMENT CONTAINS 74 PAGES. THE EXHIBIT INDEX BEGINS ON PAGE 58.

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

         Detroit Diesel Corporation (the "Company" or "Detroit Diesel") designs, manufactures, markets, services and provides aftermarket and remanufactured products for a full range of high performance diesel and alternative fuel engines, and offers financing through Detroit Diesel Capital
Corporation. The Company offers a complete line of diesel engines from ten to 10,000 horsepower for the on-highway, off-road, automotive and power generation markets through a worldwide network of more than 2,500 authorized distributors and dealers. Additionally, the Company sells its engines directly to original equipment manufacturers ("OEMs") as well as to governmental entities. In 1997, approximately 65% of the Company's net revenues were derived from sales made directly to U.S.-based customers, with the balance sold to international accounts. A portion of U.S. sales were exported as part of equipment built by U.S. customers.

         Detroit Diesel Remanufacturing Corporation, a consolidated subsidiary, remanufactures two-cycle and four-cycle engines and component parts at facilities located in Tooele, Utah; Emporia, Kansas; and Cambridge, Ohio. Remanufactured products are sold directly to the Company's authorized distributors and are maintained by the Company's Parts Distribution Center in Canton, Ohio, under the Company's reliabilt(R) tradename.

         Detroit Diesel's world headquarters is located in Detroit, Michigan. The Company operates diesel engine manufacturing plants in Redford, Michigan and Cento, Italy, as well as engine assembly facilities in Emporia, Kansas and Curitiba, Brazil. Additionally, the Company operates a worldwide Parts Distribution Center in Canton, Ohio, complemented by service parts warehouses located in The Netherlands and in Singapore.

         The Company was incorporated in the State of Delaware on November 23, 1987.

PRODUCTS

         The following table shows the number of heavy-duty four-cycle and two-cycle engines, light-duty engines, and other engines sold by the Company during the periods indicated:

                                                               YEARS ENDED DECEMBER 31,
 (UNITS)                                                  1997          1996          1995
                                                          ----          ----          ----
 Heavy-Duty Four-cycle                                   71,013        54,514        66,201
 Heavy-Duty Two-cycle                                    12,007        13,282        14,184
 Light-Duty                                              76,946        64,476        63,566
 Selected Products / Other                                3,225        24,438        22,757
                                                        -------       -------       -------
   Total                                                163,191       156,710       166,708
                                                        =======       =======       =======

         The Company offers four four-cycle engine product series: the Series 60 engine, the Series 50 engine, the Series 2000 engine and the Series 4000 engine. The Series 60 engine is a six-cylinder engine offering 285 to 500 horsepower, and the Series 50 engine is a four-cylinder version of the Series 60 engine offering 250 to 350 horsepower. The Series 2000 and Series 4000 engines were introduced during 1997, the result of the Company's collaborative development agreements with MTU Motoren- und Turbinen-Union Friedrichschafen GmbH ("MTU"). The Series 2000 and

Series 4000 engines are available in eight, twelve and sixteen-cylinder configurations and range from 525 to 1,800 horsepower and 1,180 to 3,650 horsepower, respectively.

         The Series 60 engine is the Company's highest volume heavy-duty engine product, accounting for approximately 41%, 38%, and 40% of the Company's net revenues in 1997, 1996 and 1995, respectively. The Series 60 engine is sold primarily in the on-highway market; however, the Company sells this product in other market applications as well. The Series 50 engine is also principally sold in the on-highway market but has expanded into other markets as the Company targets applications that have horsepower requirements below the Series 60 range. The Series 2000 and Series 4000 engines are designed to service the Company's off-road market segments. The Series 60, Series 50, Series 2000 and Series 4000 engines feature integral electronic controls consisting of an electronic control module and electronic unit injectors known as Detroit Diesel Electronic Controls ("DDEC").

         The Company currently sells four two-cycle engine product series: the Series 53 engine (79 to 400 horsepower), the Series 71 engine (120 to 1,550 horsepower), the Series 92 engine (260 to 1,450 horsepower) and the Series 149 engine (630 to 2,935 horsepower). DDEC is available with all of these products. The Company's two-cycle engines are used primarily by customers who require engines that are able to start and accelerate to full speed quickly, respond quickly to load shifts, and have lower exhaust temperatures.

         VM Motori S.p.A. ("VM" or "DDC Cento"), located in Cento, Italy, is a wholly owned subsidiary of Detroit Diesel and is a major independent supplier of diesel engines to the international automotive industry. Its principal product for this sector is a high-performance 2.5-liter, 4-cylinder, turbocharged diesel engine, which is currently being used in passenger cars, mini-vans, four-wheel drive and multi-purpose vehicles. During 1997, the Company expanded its automotive operations with the addition of an assembly facility in Curitiba, Brazil.

         The Company markets medium-duty diesel engines, built in the United States by Navistar International Transportation Corporation. The Company's distribution rights include applications which serve NAFTA and other worldwide Markets. Within NAFTA, the Company serves the transit bus industry exclusively, generator set and specialty on-highway applications such as custom fire trucks, motor homes, refuse vehicles, and trailer spotters. Outside NAFTA, the Company will serve the same applications, plus commercial on-highway vehicle manufacturers. The Company also has agreements with AB Volvo
Penta and its North American subsidiary to distribute certain Volvo Penta marine diesel products in the NAFTA area. Additionally, Detroit Diesel is the exclusive master distributor for MTU products in the U.S. and a portion of Canada. The Company and MTU have a license agreement to develop, produce and distribute specific variations of the MTU MT880 Series of heavy-duty diesel engines for combat vehicles and military applications manufactured in the U.S.

         The Company sells to licensees completely knocked-down and semi knocked-down unassembled engine kits for sale within selected markets.

         In addition to its diesel-fueled engines, the Company currently offers certain of its four-cycle and two-cycle engine products fueled by natural gas. The Company also sells new components and parts and remanufactured components, parts and engines.

MARKETS AND CUSTOMERS

         Detroit Diesel serves the on-highway, off-road, automotive and power generation markets. Following is a brief description of these markets.

         ON-HIGHWAY. The largest market for the Company's engines continues to be the on-highway market. This market is served primarily by the Company's four-cycle products. The Series 60 engine is the Company's highest volume engine for this use, accounting for approximately 92% of the Company's on-highway unit sales in 1997. The Company's engines are available through all major North American heavy-duty truck manufacturers. The Company's largest OEM customers for this market in 1997 were Freightliner Corporation, Navistar International Transportation Corp., PACCAR Inc. and Volvo Trucks North America Corporation, which represented approximately 39% of the Company's 1997 consolidated net revenues. Sales to Freightliner Corporation represented approximately one-half of this total. The loss of any of these customers could have an adverse effect on the Company's business.

         OFF-ROAD. The off-road market consists of a variety of applications, including construction, forestry, mining, earth moving, material handling, stationary mechanical power, petroleum, commercial and pleasure craft marine, and military combat and tactical vehicles. The Company's two-cycle engines account for the majority of the Company's sales in this market. However, the Company's four-cycle product sales are growing rapidly after new introductions in 1997. The Company's products are available from a variety of industrial equipment manufacturers and Detroit Diesel distributors worldwide.

         AUTOMOTIVE. The automotive market is currently served by DDC Cento. DDC Cento sells to OEMs state-of-the-art turbo diesel engines that are used in passenger cars, mini-vans and sport utility vehicles sold for the European automotive market. The Company's largest customer in this market is Chrysler Corporation. During 1997, the Company established an automotive engine assembly facility in Curitiba, Brazil to support Chrysler's operations in that region.

         POWER GENERATION. The power generation market requires engines for electric power generation applications. These are packaged into generator sets, which include an electric generator together with the generator drive engine. The Company's two-cycle products account for the majority of its generator drive engine sales. The Company has entered into an agreement with Kohler Company ("Kohler"), its largest customer for generator set engines, pursuant to which the Company has agreed to supply virtually all of Kohler's engine requirements for industrial generator sets of 200kW and above. Detroit Diesel and Kohler distributors market these products under the Spectrum and Kohler tradenames.

SALES AND DISTRIBUTION

         Sales of the Company's products are made directly to major OEM's and through a direct sales force and a worldwide network of independently-owned and company-owned distributors who sell engines, components and parts and provide service support to local OEMs, dealers and end-users. As of December 31, 1997 there were 29 distributors in North America operating a total of 180 authorized facilities and 70 distributors outside of North America operating 133 authorized facilities. The network of authorized service dealers, which is generally administered by these distributors, consists of over 2,510 dealers worldwide, of which approximately 2,230 are in North America. The Company has a controlling interest in four distributors worldwide and investments in three other distributors, including one in North America and two overseas.

         In support of its distribution system, the Company maintains a worldwide Parts Distribution Center in Canton, Ohio and overseas regional warehouses in The Netherlands and in Singapore. In addition, the Company's sales and service activities are supported by three remanufacturing centers in the United States that provide remanufactured engines, components and parts. The Company also operates regional sales offices strategically located to support customers in all market segments.

         Because orders for two-cycle products are ordinarily filled within two to ten weeks, the Company's customers normally place orders on that basis. However, certain orders such as military contracts or bus orders may be placed up to 12 months in advance of required delivery. On-highway OEM customers normally place firm orders for Series 60 engines only one month in advance of their next month's production run. However, the Company typically negotiates annual volume targets with each OEM, and certain programs are used to provide incentives for the OEMs to purchase their targeted annual volume. Therefore, while firm orders are only received monthly, there are reasonably anticipated annual requirements that allow for production planning.

         For the reasons stated above, the Company's backlog of firm orders typically averages two to three months' production, but the Company normally is aware of reasonably anticipated future orders well in advance of the placement of a firm order. At December 31, 1997 and 1996, the Company's backlog of firm orders was approximately $333 million and $217 million, respectively.

         The Company's business is moderately seasonal, as its major OEM customers historically have two- to four-week summer shutdowns of operations during the third quarter. The Company typically shuts down its own operations for one week each July, although a shutdown is not expected to occur in 1998. Additionally, the Company's automotive operations typically shut down during the month of August. Consequently, the Company's third quarter results reflect the effects of these shutdowns.

INTERNATIONAL

         A significant portion of the Company's products is sold in overseas markets, either directly as loose engines or indirectly in vehicles and equipment made by North American OEMs. Sales of automotive products are concentrated outside of North America. The Company has established foreign sales subsidiaries in Europe, Asia and Latin America which also function in a service and product support capacity. Parts warehousing operations are strategically located in The Netherlands and in Singapore, and work in conjunction with the Company's Parts Distribution Center located in Canton, Ohio to maintain a high level of parts availability to overseas customers. The Company has also entered into technical assistance and license agreements in strategic worldwide locations for the assembly and sale of products and components to meet the needs of local markets, and is pursuing similar arrangements in other locations. The Company also operates manufacturing and assembly facilities located in Cento, Italy and Curitiba, Brazil, respectively.

         With the increase in global business activity, the Company is subject to risks of conducting business abroad, including currency exchange rate fluctuations, limits on repatriation of funds, compliance with foreign laws and other economic and political uncertainties that may threaten the Company's operations or assets located in foreign countries. Changes in foreign currency exchange rates are generally reported as a component of stockholders' equity. Changes in the value of the Italian Lira, the Singapore Dollar and the Brazilian Real will impact the Company's translation adjustments in the future. Additionally, the Company has entered into transactions denominated in Deutsche Marks ("DM"). Changes in the value of the DM versus the United States dollar will affect the Company's results of operations and financial position.

         Summary information by geographic area is set forth in "Segments of Business" in Note 9 of the Notes to the Consolidated Financial Statements.

RESEARCH AND DEVELOPMENT

         The Company's research and development efforts are intended to facilitate its ability to respond to market needs and the technological demands of the market. Total research and development expenditures were $97.5 million, $105.2 million and $94.8 million for 1997, 1996 and 1995, respectively. In addition, the Company conducts research and development that is funded by various government agency-sponsored projects.

SUPPLIERS

         The Company believes it has adequate sources for the supply of raw materials and components for its manufacturing needs. The Company's suppliers are located primarily in North America and Western Europe. The Company has initiated a policy of strengthening its supplier relationships by concentrating its purchases for particular parts over a limited number of suppliers. The Company believes that this policy contributes to quality control and cost control and increases the suppliers' commitment to the Company. Moreover, the Company relies upon, and expects to continue to rely upon, single source suppliers for critical components: electronic unit injectors from Diesel Technology Company, an affiliated company; camshafts and cylinder liners from Dana Corporation; piston castings from General Motors Corporation, Powertrain Division; crankshafts from Krupp Hoesch Automotive; valves from Eaton Corporation; engine retarders from Jacobs Vehicle Systems; turbochargers from Allied Signal Automotive; and electronic control modules from Motorola, Inc. Additionally, with the introduction of new products during 1997, the Company uses several European suppliers for critical components. The loss of any of these suppliers could have an adverse effect on the Company's business.

COMPETITION

         The heavy-duty diesel engine business is highly competitive. The Company competes based on price, quality, durability, fuel economy, emissions compliance, reliability and availability of replacement parts and service, as well as overall customer service. The distributor network plays a key competitive role in providing parts and service to end-users. The Company competes with independent diesel engine manufacturers as well as OEMs that manufacture engines for their own products. Certain of these OEMs are also customers of the Company. The Company's principal competitors in international markets vary from country to country, with local manufacturers generally predominating each particular market. In North America, Caterpiller Inc. and Cummins Engine Company, Inc. are the Company's principal competitors in each of its markets. In its international markets, the Company also competes with several other manufacturers in Europe and Japan. The Company's principal competitors are larger than the Company and have substantial resources. There can be no assurance that competitors will not be able to take actions, including developing new technology or products, or offering prolonged reduced pricing, which could adversely affect the Company.

PATENTS AND TRADEMARKS

         The Company maintains and has pending various U.S. and foreign patents and patent licenses relating to its business, which it believes are appropriate to protect the Company's interest in existing products, new inventions and product developments. DDC Cento also maintains various U.S. and foreign patents relating to its business. The Company does not believe any single patent is material to its business, nor would the expiration or invalidity of any patent have a material adverse effect on its business or its ability to compete. The Company is currently involved in two patent infringement lawsuits with its two principal competitors. Refer to Item 3 for a discussion involving these matters.

         The Company owns and maintains U.S. trademark registrations in all of its principal trademarks, including Detroit Diesel(R), the spinning arrows design, reliabilt(R) and Series 60(R). Registrations for its principal trademarks are also maintained in other countries where a significant volume of its products are sold and such registration is considered appropriate to protect the Company's proprietary rights. All authorized distributors and remanufacturing centers are licensed to use these trademarks in the conduct of their businesses.

EMPLOYEES

         At December 31, 1997, the Company (including its distributor and remanufacturing subsidiaries) employed approximately 6,500 persons worldwide. Approximately 2,000 of the Company's employees are represented by the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America, Local 163 ("UAW") under a four-year collective bargaining agreement which expires on August 30, 1998. The Company has no reason to believe it will not reach a satisfactory new agreement with the UAW, although negotiations have not yet commenced.

ENVIRONMENTAL MATTERS

         PRODUCT COMPLIANCE. The Company's engines are subject to extensive regulatory requirements. Specific emission standards are imposed by the U.S. Environmental Protection Agency ("EPA") the California Air Resources Board ("CARB") and foreign regulatory agencies. The Company's ability to comply with current and future emission requirements is a critical element in maintaining and improving the Company's position in the diesel engine marketplace and the inability to comply could have a significant impact on the Company's future financial results. Substantial resources are included in the Company's capital and operating budgets to comply with emission requirements.

         The Clean Air Act, as amended, establishes the U.S. regulatory framework for air quality and provides the EPA with authority for promulgating regulations and setting emission standards for mobile sources, including those applicable to engines used in heavy-duty, on-highway vehicles, as well as non-road vehicles and equipment. The federal Clean Air Act allows only the State of California to have its own standards.

         In 1998, the standard for nitrogen oxide ("NOx") emissions from new engines used in heavy-duty trucks and urban buses was reduced from 5.0 to 4.0 grams per brake horsepower-hour ("g/bhp-hr"). Engines used in trucks and buses must also meet standards for particulate matter ("PM"), hydrocarbons ("HC"), carbon monoxide ("CO") and smoke opacity. The current standards for on-highway diesel engines have been set to remain in effect through 2003. CARB standards are identical to EPA standards for 1998 through 2003.

         The Company has a full line of on-highway engines of various horsepower ratings and configurations for trucks and buses which are divided into families. The Company has received EPA and CARB certification for these families for 1998.

         During 1997, the EPA and CARB advised heavy-duty engine manufacturers, including the Company, that engine control strategies employed to maximize fuel economy, although producing lower levels of emissions such as CO2 and particulate matter, may under certain driving conditions result in NOx emission levels higher than those specified under the federal test procedure. The Company's 1998 EPA and CARB certificates for certain on-highway engine families like those of other engine manufacturers, are conditioned upon the Company showing that the engines comply with emissions-related requirements. The Company, as well as other manufacturers, is currently operating under these circumstances and has responded to EPA information requests relative to EPA requirements and the conditions placed on the 1998 certificates. The industry is participating in discussions with the EPA, CARB and the U. S. Department of Justice to address agency concerns and desire for lower NOx emissions. The Company believes its prior and current production engines are in compliance with the applicable laws and regulations and fully supports the cooperative efforts of industry and government to resolve any issues. Because these issues are as yet unresolved, predicting the outcome of this matter, which could involve legal proceedings and possible penalties, is premature at this time.

         In addition to the diesel-fueled engine families noted above, the Company also has obtained 1998 EPA and CARB certification of a spark-ignited Series 50G urban bus engine family which uses natural gas for fuel. Natural gas engines have NOx and PM emissions which are inherently lower than diesel-fueled engines and is an important alternative for customers seeking low emission engines, such as in the urban bus market.

         Aside from the procedures required to obtain the new engine certification, the EPA has three principal means by which to verify compliance with its emission standards: (1) voluntary emission audit testing by the manufacturer, (2) Selective Enforcement Audits ("SEAs") in which production engines are taken off the assembly line and tested in the presence of EPA compliance officers, and (3) in-use compliance testing in which the EPA removes engines from in-service vehicles and performs emission tests. To date, the EPA has relied on manufacturer audits and SEA testing and has not used its authority to conduct in-use tests. For several years, the Company has maintained an active program of voluntary emission audits. In 1997, the Company completed six voluntary emission audits and reported the results to the EPA. In addition, the EPA conducted SEAs on two of the Company's engine families, and both demonstrated that the production engines were in compliance with the emission standards. Successful completion of SEAs is important since upon failure of an SEA, the EPA has the authority to void the engine family certificate, require recertification of the engine family and require the manufacturer to recall non-complying engines.

         The EPA also has an emission defect reporting program and may require a recall if defects are found in an emission-related component on 25 or more engines. CARB regulations require the Company to report failure of emission-related components through the monitoring of warranty claims. When the failure rate reaches a specified level (the greater of 25 component failures or one per cent of the engines built), reports are required to be filed with the CARB. A recall may be triggered if failures are found on the greater of 50 engines or two percent of the engines built. The Company has submitted regular reports of warranty failures to the CARB, but no recalls have been conducted as a result of these reports.

         In 1993, the EPA issued a retrofit/rebuild rule for urban bus engines. Under the provisions of the rule, certain transit bus operators are required to use certified emission upgrade equipment when rebuilding their 1993 and earlier urban bus engines. The Company has certified equipment for use on certain of these engines which reduces PM emissions by 25%. Currently, the Company is in the process of certifying equipment for these same engines which will reduce PM emissions to below 0.10 g/bhp-hr, and expects it to be available for customer use during 1998.

         The EPA also has promulgated regulations for engines used in non-road vehicles and equipment used in mining, agriculture, industrial, construction and other uses. The requirements phased in by engine power level categories beginning in 1996 with engines having rated horsepower ("hp") in the 175 to 750 range. Requirements for 100 to 175 hp and 50 to 100 hp took effect in 1997 and 1998. Engines rated above 750 hp will be covered in 2000. The EPA's regulations complement CARB regulations which went into effect in 1996 for 175 to 750 hp engines and which will apply to engines over 750 hp in 2000. Since the Clean Air Act amendments preempt California from regulating non-road engines under 175 hp, these engines are only covered by EPA regulations. The Company has certified a complete line of non-road engines with various power ratings to meet EPA and CARB requirements. The EPA is in the process of developing emission regulations for propulsion and auxiliary engines over 50 hp used on marine vessels. It is anticipated that these regulations will be formally proposed in late 1998 and finalized in 1999. It is uncertain when these rules will take effect. The Company believes that the emission control technologies developed for non-road engines can be adapted for use on marine engines and that the Company will be well-positioned to offer a full line of marine engines that comply with the emission requirements.

         Emission regulations for heavy-duty engines are prevalent throughout the world. In North America, Mexico has adopted, and Canada is expected to adopt, U.S. emission requirements for on-highway engines. Europe also has emission requirements for on-highway engines. Since the current regulations known as "Euro II" took effect in 1995, the Company has obtained certification authority approval for several Series 50 and Series 60 engine ratings. New and more stringent "Euro III" regulations have been adopted and will take effect in 2000. Europe is also finalizing regulations applicable to engines used in non-road mobile machinery. These regulations include two stages of standards which will phase in by power level beginning in 1999. The standards and phase-in dates are generally compatible with the EPA's current and proposed standards for non-road engines. The Company believes it is well-positioned to meet these regulatory requirements for the product it sells in those markets.

         The EPA also regulates noise emissions from heavy-duty vehicles. The Company works with vehicle OEMs to assure that vehicles with the Company's engines comply with the noise requirements.

         FACILITY COMPLIANCE. The Company believes that the facilities operated by it and its subsidiaries are in material compliance with applicable environmental statutes and regulations. Factory operations include machining, plating, painting, assembly and testing of diesel engines. An environmental engineering staff under the direction of the Company's manufacturing operations group monitors air, water and solid waste discharge which result from those activities. Prior to Detroit Diesel's commencement of operations in January 1988, certain areas of the Company's manufacturing facilities were identified as requiring remediation to comply with applicable environmental laws. Remediation activities have been completed with respect to certain matters and are ongoing for others. The Company operates through subsidiaries an engine manufacturing facility in Cento, Italy and an engine assembly facility in Curitiba, Brazil. The Company believes that these overseas facilities are in compliance with applicable environmental laws and regulations.

         The distributor facilities owned or leased by the Company's subsidiaries and other distributors are engaged in the ordinary course of business in activities which involve steam and chemical cleaning of engines and component parts and the use and handling of petroleum products for the fueling and lubrication of vehicles, vessels and equipment with diesel engines. Remanufacturing facilities are engaged in similar activities as well as assembling and testing new and remanufactured engines. The Company's remanufacturing subsidiary in Cambridge, Ohio has been named in a third party claim in a lawsuit with respect to the Fultz Landfill site in Byesville, Ohio. The Company expects to end its involvement in this matter by making a de minimis contribution to a settlement fund.

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

ITEM 2.  PROPERTIES.

         The Company's world headquarters is located in Detroit, Michigan and its primary manufacturing facility is on adjoining premises located in the township of Redford, Michigan. The 129-acre site includes almost three million square feet of manufacturing and storage buildings, engineering laboratory, and administrative offices. The Company leases this facility on a long-term basis with a right of first refusal and purchase option. The Company also operates a 575,000 square foot Parts Distribution Center in Canton, Ohio under a lease which expires in 2005. The Company and its remanufacturing subsidiary lease from an affiliate a 300,000 square foot manufacturing facility in Tooele, Utah. Its regional sales offices in North America and Europe are operated from leased facilities. The Company's automotive operations are located in Cento, Italy and Curitiba, Brazil. The 19-acre site in Cento contains approximately 500,000 square feet of developed space for manufacturing, engineering and administrative offices. In 1997, the Company developed a 50,000 square foot automotive engine assembly facility in Curitiba. The Company believes its facilities are suitable for its current needs.

         The Company-owned distributors either own or lease their facilities. The Company also subleases similar facilities in various locations to several independently owned distributors. The Company's remanufacturing business is conducted from three facilities: the leased facility in Tooele, Utah and two owned locations in Emporia, Kansas and Cambridge Ohio. During 1997, the Company relocated its remanufacturing operations in Sugarland, Texas to the facility in Tooele, Utah. Lease terms generally range from 5 to 15 years with renewal options.

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

         James M. Wright, and five other individuals, filed a class action lawsuit against the Company and General Motors Corporation in the Superior Court of New Jersey, Camden County Law Division, on February 15, 1993, seeking actual and punitive damages based on breach of warranty, fraud, negligent misrepresentation and violation of the Magnuson-Moss Warranty Act and the New Jersey Consumer Fraud Act. Plaintiffs initially sought to represent a class consisting of marine pleasurecraft owners whose vessels were equipped with Series 92 and 71 industrial engines that were marinized by third parties after their initial manufacture. The court denied plaintiffs' request to certify such a class in October 1993, but allowed plaintiffs to refile their request after conducting discovery. After over two years of discovery, plaintiffs filed another request to certify an expanded class that included factory-built marine engines. On November 12, 1996, the court again denied plaintiffs' request for class certification. Plaintiffs appealed the decision to deny class certification and on November 21, 1997, the New Jersey Court of Appeals affirmed the trial court's decision. Plaintiffs motion to appeal to the New Jersey Supreme Court was denied on March 11, 1998 and plaintiffs now have filed a motion for reconsideration. The Company believes that it has meritorious defenses and those proceedings will not have a material adverse impact on the financial position or results of operations of the Company.

         Caterpillar Inc., a competitor of the Company, filed a lawsuit on June 12, 1995 in the U.S. District Court, Northern District of Indiana (South Bend Division) claiming that the cruise power feature used on certain of the Company's on-highway engines infringes on a Caterpillar patent. Caterpillar seeks an injunction and unspecified damages. The Company has responded to the complaint denying infringement and has filed several motions for summary judgment of non-infringement and patent invalidity, which are pending with the court. The Company believes that it has meritorious defenses to the claims and that the proceedings will not have a material adverse impact on the financial position or results of operations of the Company.

         Cummins Engine Company, Inc., a competitor of the Company, filed a lawsuit on June 6, 1997 in the U. S. District Court, Southern District of Indiana (Indianapolis Division) claiming that Detroit Diesel infringes a Cummins patent which discloses a method and device to generate information and software to calibrate electronic engine control modules. Cummins seeks an injunction and unspecified damages. The Company has responded to the complaint denying infringement and believes it has meritorious defenses to all claims and that the proceedings will not have a material adverse impact on the financial position or results of operations of the Company.

         As described in more detail under Item 1 - Business-Environmental Matters, the Company is currently participating with industry in discussions with the EPA, CARB and the U.S. Department of Justice which could involve legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets out the names and ages of the executive officers of the Company, their present positions and their business experience during the past five years.


         Name               Age          Positions with Company
         ----               ---          ----------------------
    Roger S. Penske          61       Chairman and Director
    Timothy D. Leuliette     48       Vice Chairman and Director
    Ludvik F. Koci           61       Vice Chairman and Director
    Charles G. McClure       44       President and Director
    Robert R. Allran         55       Executive Vice President-Operations
    A. Gordon Clark          76       Senior Vice President-Sales
    Robert E. Belts          48       Senior Vice President-Finance
    David F. Merrion         61       Senior Vice President-Engineering
    Calvin C.  Sharp         46       Senior Vice President- Administration
    Robert A. Sisk           43       Senior Vice President - Strategic Planning
                                      and Business Development
    Paul F. Walters          54       Senior Vice President
    John F. Farmer           44       Vice President and General Counsel

         Roger S. Penske has been Chairman and a director of the Company since its organization in 1987. Mr. Penske is also Chairman of the Board and Chief Executive Officer of Penske Corporation. Penske Corporation is a privately-owned diversified transportation services company which (among other things) holds, through its subsidiaries, interests in a number of businesses, including Penske Truck Leasing Co., L.P., Penske Motorsports, Inc., and Diesel Technology Company. Mr. Penske is also a member of the Boards of Directors of Philip Morris Companies Inc., Gulfstream Aerospace Corporation, General Electric Company and Penske Motorsports, Inc.

         Tim Leuliette has been a director and Vice Chairman of the Company since 1996. Before that, Mr. Leuliette had been President and Chief Executive Officer of ITT Automotive, Inc., and Senior Vice President of ITT Industries, Inc. since 1991 and was President and Chief Executive Officer of Siemens Automotive, L.P. from 1988 to 1991. Mr. Leuliette is also a director and the President and Chief Operating Officer of Penske Corporation. Mr. Leuliette is a director of the Detroit Branch of The Federal Reserve Bank of Chicago. His other affiliations have been with the Leukemia Society of America, Children's Center, Vision 2000, Arthritis Foundation and Junior Achievement.

         Ludvik F. Koci has been a director of the Company since its organization in 1987 and Vice Chairman since August 1997. Before that, Mr. Koci had been President and Chief Operating Officer since December 1989. Mr. Koci is also a director of Wabash National Corporation.

         Charles G. McClure has been President of the Company since August 1997 and a director since November 1997. Before that, Mr. McClure had been President, and previously Vice President and General Manager, of the Americas Division of Johnson Controls, Inc. since 1995, and Vice President and Managing Director of Johnson Controls' Automotive Systems Groups' Europe Operations from 1992 to 1995.

         Robert R. Allran was appointed Executive Vice President Operations in September 1997. Prior to that, Mr. Allran was Senior Vice President-Operations since the Company's organization in 1987.

         A. Gordon Clark has been Senior Vice President-Sales since October 1993. Before that, Mr. Clark had been active in the Company's business in his capacity as Executive Vice President-Sales of Penske Transportation, Inc. since 1989. Mr. Clark has an employment agreement with the Company that provides an annual salary of $350,000.

         Robert E. Belts was appointed Senior Vice President-Finance in March 1998. Prior to this appointment, Mr. Belts was Vice President and Controller of Detroit Diesel Corporation since 1995 and Controller since 1987.

         David F. Merrion has been Senior Vice President-Engineering since the Company's organization in 1987.

         Calvin C. Sharp was appointed Senior Vice President - Administration in July 1997. Prior to this appointment, Mr. Sharp was Director - Industrial Relations and Administration since the Company's organization in 1987.

         Robert A. Sisk has been Senior Vice President - Strategic Planning and Business Development since January 1997. Before that, he was Vice President, Business Development from 1992 to 1997, and Vice President, Power Systems from 1989 to 1992.

         Paul F. Walters has been Senior Vice President since July 1997. Mr. Walters is also the Executive Vice President-Administration of Penske Corporation since July 1997. Prior to that, Mr. Walters was Senior Vice President-Administration of the Company since it's organization in 1987.

         John F. Farmer has been General Counsel of the Company since 1988 and a Vice President of the Company since April 1993. From 1988 to January 1994, Mr. Farmer was also Secretary of the Company.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

         On March 1, 1998, the Company had 24,700,566 shares of its common stock $.01 par value outstanding, which were owned by 2,605 stockholders of record.

         The Company did not pay any dividends in 1997, 1996 or 1995 and does not anticipate payment of cash dividends on its common stock in the foreseeable future. The Company's current policy is to retain all future earnings for use in the operation and expansion of its business. Furthermore, the Company's credit agreement and lease of its primary production facility and administrative offices contain certain restrictions on the payment of dividends or other distributions.

         The common stock has been traded on the New York Stock Exchange under the symbol "DDC", since October 8, 1993. From that date to December 31, 1997, the common stock has had a low market price of $15 3/4 per share and a high market price of $36 7/8 per share.

---------------------------------------------------------------------------------------------------------------------
                                 COMMON STOCK QUARTERLY MARKET PRICE INFORMATION
---------------------------------------------------------------------------------------------------------------------
                                                                         1997                          1996
FISCAL QUARTER                                                     HIGH           LOW            HIGH          LOW
---------------------------------------------------------------------------------------------------------------------
First                                                            24 1/8          15 3/4         20 3/4         18 1/8
Second                                                           24              15 7/8         20 5/8         18 5/8
Third                                                            26 1/4          21 11/16       20 1/8         18 1/8
Fourth                                                           24 3/16         19 3/4         23             18 1/2
---------------------------------------------------------------------------------------------------------------------

ITEM 6.  SELECTED FINANCIAL DATA.

         The following table sets forth selected Statement of Income and Balance Sheet Data for the periods indicated. This table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Company's Consolidated Financial Statements and related notes included in Item 8.

(In millions, except per share and unit amounts)                               YEARS ENDED DECEMBER 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                           1997           1996              1995             1994       1993
------------------------------------------------------------------------------------------------------------------------------------
STATEMENT OF INCOME DATA
   Net revenues                                     $     2,163.9     $  1,962.9       $   2,087.1     $    1,662.5    $1,560.1
   Gross profit                                             494.8          449.1             486.3            388.8       348.7
   Selling and administrative expenses                      338.9          292.1             311.0            259.9       245.0
   Research and development expenses                         97.5          105.2              94.8             64.4        58.3
   Interest expense                                          12.9           12.1               9.7              4.9        13.1
   Special charge                                               -           38.3                 -                -           -
   Restructuring  charge                                        -              -              10.0                -           -
   Income before income taxes and minority
     interests                                               45.5            1.4              60.8             59.6        32.3
   Net income                                                29.9            3.8(1)           40.1(2)          36.1        20.7
   Basic net income per share                       $        1.21     $      .16(1)    $      1.62(2)  $       1.52           -
   Diluted net income per share                     $        1.21     $      .16(1)    $      1.62(2)  $       1.52           -
   Pro forma net income per share                               -              -                 -                -    $   1.17

BALANCE SHEET DATA
   Total assets                                     $     1,156.5     $  1,112.6       $   1,045.1     $      711.2    $  652.7
   Long-term debt                                            73.8           92.6              58.5                -        44.7
   Total debt                                               125.4          119.0              90.1                -        62.3
   Total liabilities                                        811.7          791.4             734.7            433.5       446.1
   Total stockholders' equity                               344.8          321.2             310.4            277.7       206.6
   Working capital                                          169.3          178.3             140.7            174.1       147.3

OPERATING DATA
   Number of manufactured engines sold                    159,966        132,272           143,951           73,953      66,909
   Income before interest, taxes and minority
     interests                                      $        58.4     $     13.5       $      70.5     $       64.5    $   45.4
   Capital expenditures                                      63.2           57.8              76.5             37.9        34.6

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of Detroit Diesel Corporation's ("Detroit Diesel" or the "Company") historical results of operations and of its liquidity and capital resources should be read in conjunction with the Consolidated Financial Statements and related notes thereto.

OVERVIEW

Detroit Diesel's net revenues, gross profit and net income increased from 1996 levels. Net revenues in 1997 were $2.16 billion, an increase of 10%, representing a record for Detroit Diesel. Net income for 1997 increased to $29.9 million, or $1.21 per share, compared to $3.8 million, or $.16 per share in 1996. The Company sold approximately 160,000 manufactured units, an increase of 21% over 1996, including heavy-duty engine shipments of over 83,000 units versus 67,800 units in 1996, an increase of 22%. This sales increase is attributable to the strength of the North American on-highway heavy-duty truck market and the Company's increased share of this market in 1997. Additionally, the Company's subsidiary in Italy, which primarily produces automotive diesel engines, had record unit volume in 1997 of nearly 77,000 units, an increase of 19% from 1996 levels.

At the beginning of 1997, the Company introduced its new management organization called Detroit Diesel 2000 ("DDC 2000"), a focused management plan organized around the Company's major product lines with performance measures aimed at improving Detroit Diesel's competitive cost position. With this new management approach Detroit Diesel can focus its core business and product strategies toward improving overall product quality and Company profitability. An example of this new focus is the Company's warranty cost reduction efforts during 1997. Product quality improvements have enabled the Company to significantly reduce its estimate of warranty costs on engines produced during 1997, and on those it will produce during 1998, compared to costs incurred in prior years. Additionally, DDC 2000 has resulted in a more effective deployment of resources and manufacturing cost reductions.

The Company's ability to achieve sales growth in 1998 depends, in part, on the level of heavy-duty truck sales in North America and the strength of the European automotive market. To support growth in the automotive market, the Company added an assembly facility in Curitiba, Brazil to manufacture automotive products. The growth of the automotive market, coupled with the launch of the Series 2000 and Series 4000 engines for the off-road markets during 1997, provides a strong basis to further diversify the Company's revenue base and provide sales growth to the Company in 1998 and beyond. Additional growth is planned for remanufactured products in 1998 as well.

Total assets increased to $1.2 billion in 1997. The Company's debt to total capitalization ratio improved to 26.7% at the end of 1997 compared to 27.0% at the end of 1996, despite increases in working capital requirements related to sales volume and capital investment in 1997.

RESULTS OF OPERATIONS

For the periods indicated, the following table sets forth the percentage of net revenues represented by certain items included in the Company's Consolidated Statements of Income.

                                       YEARS ENDED DECEMBER 31,
------------------------------------------------------------------
                                      1997       1996        1995
------------------------------------------------------------------
Net revenues                         100.0%     100.0%      100.0%
Cost of sales                         77.1       77.1        76.7
                                   -------    -------     -------
Gross profit                          22.9       22.9        23.3
Expenses:
Selling and administrative            15.7       14.9        14.9
Research and development               4.5        5.4         4.5
Interest                                .6         .6          .5
Special charge                         -          1.9         -
Restructuring charge                   -          -            .5
                                   -------    -------     -------
    Total                             20.8       22.8        20.4
Income before income taxes and
    minority interests                 2.1         .1         2.9
Provision for income taxes              .7        (.1)         .9
Minority interests                     -          -            .1
                                   -------    -------     -------
Net income                             1.4%        .2%        1.9%
                                   =======    =======     =======

The Company's net revenues for each of its market segments during the last three years were:

(In millions)                          YEARS ENDED DECEMBER 31,
------------------------------------------------------------------
                                      1997       1996       1995
------------------------------------------------------------------
On-Highway                        $1,210     $  975      $1,117
Off-Road                             573        633         614
Automotive                           240        222         213
Power Generation                     141        133         143
                                  ------     ------      ------
Net revenues                      $2,164     $1,963      $2,087
                                  ======     ======      ======

The on-highway market is Detroit Diesel's largest market. Net revenues from this market represented approximately 56% of total consolidated revenues in 1997, versus approximately 50% in 1996 and 54% in 1995. The overall gain resulted from increased Series 60 engine shipments and steady improvement in the Mexican bus market, along with the Company's increased share of the North American Class 8 heavy-duty truck market at 29.5%, up from 26.3% in 1996.

Net revenue gains in the automotive and power generation markets also occurred during 1997. The automotive market increased 8% versus 1996, reflecting record unit volume. Power generation net revenues increased 6% in 1997 as demand for its higher horsepower engines remains strong.

These increases were partially offset by decreases in net revenues in the Company's off-road market segment. The discontinued distribution of Perkins products at the end of 1996 contributed to the decrease. Excluding the effect of the Perkins business, net revenues remained consistent with 1996. Additionally, off-road market revenues were affected by the decline in United States defense spending, partially offset by increases in international shipments and parts and remanufactured products.

1997 COMPARED TO 1996

         NET REVENUES. Record total 1997 net revenues of $2.16 billion were $201 million higher than 1996 net revenues of $1.96 billion. The increase in net revenues during 1997 reflects the overall strength of the North American on-highway heavy-duty truck market, coupled with the strength of the Company's automotive market. Additionally, service part sales and revenues from the Company's wholly-owned distributorships and remanufacturing operations increased 5%, while unit sales of Volvo Penta, MTU and Series 30/40 engine products distributed by the Company grew 11%.

During 1997, the Company sold 65,700 Series 60 engines, an increase of approximately 16,000 units over 1996 levels, or 32%. This increase was somewhat offset by the decline in two-cycle unit sales of 10% as customers transition to new products manufactured by the Company.

         GROSS PROFIT. Gross profit for 1997 was $494.8 million, or 22.9% of net revenues, compared to $449.1 million, or 22.9% of net revenues for 1996, an increase of $45.7 million. The increase in gross profit is attributable to the increase in net revenues and unit volume, partially offset by production costs associated with new product introductions.

         SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses for 1997 were $338.9 million, or 15.7% of net revenues, compared to $292.1 million, or 14.9% of net revenues for 1996, an increase of $46.8 million. The increase in selling and administrative expenses is attributable to the increase in sales volume in 1997, costs associated with new product introductions, and product shipping costs to meet customer demand.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $97.5 million for 1997 compared to $105.2 million for 1996, a decrease of $7.7 million, as the Company's investments into new products declined moderately from 1996 levels associated with the introduction of the Series 2000 and Series 4000 engines.

         INTEREST EXPENSE. Interest expense was $12.9 million for 1997 compared to $12.1 million for 1996, an increase of $.8 million. The increase in interest expense is due to changes in interest rates and the composition of the Company's outstanding borrowings throughout 1997.

         INCOME TAX EXPENSE. Income tax expense for 1997 was $15.5 million compared to a tax benefit of $3 million in 1996. The effective tax rate for 1997 was 34.2%. The increase in tax expense during 1997 reflects the higher level of earnings in 1997, offset by benefits attributable to the Company's foreign sales corporation and a reduction in corporate tax rates in Italy.

         NET INCOME. Net income for 1997 was $29.9 million, compared to $3.8 million for 1996, an increase of $26.1 million. Net income in 1996 included the after-tax effect of a special charge of $24.9 million.

1996 COMPARED TO 1995

         NET REVENUES. Net revenues for 1996 were $1.96 billion, a decrease of $124 million, or 6.0%, from $2.09 billion for 1995. The decrease in net revenues during 1996 reflects lower demand in the North American Class 8 heavy-duty truck market, which achieved record unit volume during 1995, and the sale of certain company-owned distributors during 1995. These decreases were somewhat offset by an increase in parts sales plus higher revenues from remanufactured products and from automotive products.

During 1996, sales of the Company's Series 60 engine were approximately 49,700 units, a decrease of 12,200 units, or 20%, from 1995 levels. Two-cycle unit sales declined 6% as sales transitioned to the Company's Series 50 engine, which increased 6% to nearly 4,600 units. Sales of Volvo Penta, MTU and Series 30/40 engine units distributed by the Company rose 25%.

During 1996, Detroit Diesel and Perkins Group Limited (of Peterborough, England) elected not to renew their engine supply and distribution agreement. The loss of revenues and the related earnings associated with this activity was not significant.

         GROSS PROFIT. Gross profit for 1996 was $449.1 million, or 22.9% of net revenues, compared to $486.3 million, or 23.3% of net revenues for 1995, a decrease of $37.2 million. The decrease in gross profit reflects the Company's lower revenues in 1996 combined with a change in sales mix and higher price incentives in most markets, particularly the on-highway heavy-duty truck market.

         SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses were $292.1 million, or 14.9% of net revenues for 1996, compared to $311 million, or 14.9% of net revenues, for 1995, a decrease of $18.9 million. Selling and administrative expense includes warranty, service parts warehousing, direct selling, sales promotion, advertising and general expenses. The $18.9 million decrease from 1995 reflects lower bonus and profit sharing obligations and lower expenses due to the sale of certain company-owned distributors during 1995.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $105.2 million, or 5.4% of net revenues for 1996, compared to $94.8 million, or 4.5% of net revenues for 1995, an increase of $10.4 million. The increase is attributable to continued development of Series 2000 and Series 4000 engines, off-road emissions efforts and automotive engine development.

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

LIQUIDITY AND CAPITAL RESOURCES

During the three years ended December 31, 1997, Detroit Diesel funded its working capital, investments and capital expenditure requirements using cash flows from operations and bank borrowings under various revolving lines of credit and bank notes.

The Company has a $300 million, unsecured revolving credit agreement with a bank group, including The Chase Manhattan Bank ("Chase"), as participant and agent for the other participating banks, which expires in the year 2000. Borrowings under this agreement bear interest at LIBOR-based rates, prime-based rates and rates determined by competitive bidding among the participating banks. The Company had available credit under this agreement totaling approximately $262 million at December 31, 1997. Additionally, the Company has interest rate swap agreements, which extend through June 2000 and may be extended through June 2001, that effectively convert $50 million of its variable rate debt to fixed rates ranging from 5.75% to 6.24%.

The Company's subsidiary, DDC Cento, has approximately $52 million in unsecured, short-term lines of credit with several banks. At December 31, 1997, DDC Cento had available credit of approximately $29 million under these lines of credit.

The Company generated cash flows from operations of $54.9 million, $22.9 million and $97.4 million for 1997, 1996 and 1995, respectively, which reflects the Company's net income, adjusted for non-cash items and changes in working capital. The Company funded the acquisition of DDC Cento in 1995 using its revolving credit agreement to borrow approximately $125 million.

Capital expenditures were $63.2 million in 1997, compared to $57.8 million in 1996 and $76.5 million in 1995. Capital expenditures in 1997 were to acquire and develop a new manufacturing facility in Curitiba, Brazil, to acquire machinery, equipment and tooling to manufacture the Series 2000 and Series 4000 engines, to expand and enhance facilities and equipment at the Company's remanufacturing centers, to update various vendor tooling, and to enhance various company facilities, systems and equipment. The Company's capital expenditure program for 1998 is approximately $54 million.

At December 31, 1997, the Company was contingently liable for letters of credit of approximately $15.1 million and guarantees to banks of approximately $32.1 million. The Company had commitments of approximately $5.6 million to complete various capital projects.

The Company is in the process of addressing its compliance with Year 2000 issues related to its manufacturing systems, business computer systems, and software and hardware products. The Company is in the process of updating its current systems and software to a new operating environment, and the modifications are expected to be completed by the end of 1998 to permit sufficient test time during 1999. The Company is also reviewing its software and hardware products for compliance and developing appropriate plans for non-compliant products. The Company believes that the costs associated with Year 2000 compliance will not be material to its results of operations or financial position, although the total cost of compliance is not yet known.

The Company is subject to the risk of changes in foreign currency exchange rates due to operations located outside the United States. Changes in foreign currency exchange rates are generally reported as a component of stockholders' equity. Changes in the value of the Italian Lira, the Singapore Dollar and the Brazilian Real will impact the Company's translation adjustments in the future. Additionally, the Company has recorded liabilities approximating 34 million in Deutsche Marks ("DM") as of December 31, 1997. Changes in the value of the DM versus the United States dollar will affect the Company's results of operations and financial position.

The Company believes that it will be able to satisfy ongoing cash requirements, including capital expenditures for environmental compliance and other projects, for the next twelve months and thereafter, with cash flows from operations, supplemented as necessary, by borrowings under its revolving credit agreement.

SEASONALITY

The Company's business is moderately seasonal, as its major OEM customers historically have two- to four-week summer shutdowns of operations during the third quarter. The Company typically shuts down its own operation for one week each July. Additionally, the Company's automotive operations typically shut down during the month of August. Consequently, the Company's third quarter results reflect the effects of these shutdowns.

EFFECTS OF INFLATION

The Company believes that the relatively moderate inflation rate over the last few years has not had a significant impact on the Company's revenues or profitability. The Company does not expect inflation to have any near-term material effect on the sales of its products, although there can be no assurance that such an effect will not occur in the future.

FOREIGN OPERATIONS

Approximately 35% of the Company's 1997 net revenues were derived from sales made to purchasers in foreign countries. Included are the Company's subsidiary locations in Cento, Italy and Curitiba, Brazil which operate manufacturing facilities located in these countries. Because of these factors, the Company's business is subject to the risks of conducting business abroad, including currency exchange rate fluctuations, limits on repatriation of funds, compliance with foreign laws and other economic and political uncertainties. (See Note 9 of Notes to Consolidated Financial Statements.)

PROSPECTIVE INFORMATION

The Company anticipates improved financial performance in 1998, based upon current forecasts, primarily generated through a continued emphasis on cost reduction activities and operating performance enhancements, combined with moderate overall revenue growth. Increased shipments of the Series 2000 and Series 4000 engines in off-road markets are anticipated, while the transition of certain customer programs within the automotive sector is expected to result in lower unit volume in 1998. Exposure to the Asia region for the Company is limited, and primarily concentrated within the power generation market. The recent economic events in this region may affect the growth of this market for 1998.

The Company's primary production facility located in Michigan employs approximately 2,000 employees represented by the International Union, The United Automobile, Aerospace and Agricultural Implement Workers of America, Local 163 ("U.A.W.") under a four-year collective bargaining agreement which expires on August 30, 1998. The Company has no reason to believe it will not reach a satisfactory new agreement with the U.A.W., although negotiations have not yet commenced.

NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued Statements of Financial Accounting Standards ("SFAS") No. 130, "Comprehensive Income" and No. 131, "Disclosures about Segments of an Enterprise and Related Information." These statements are effective for fiscal years beginning after December 15, 1997. The Company expects the adoption of these accounting standards will not materially impact its results of operations or financial position.

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

Refer to "Index to Financial Statements and Schedule" on page 30.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         As to directors, the information under the caption "Proposals-Election of Directors" and "Board of Directors-Directors Continuing in Office" in the Proxy Statement furnished in connection with the solicitation by the Board of Directors of the Company of proxies for the 1998 Annual Meeting of Stockholders to be held April 29, 1998 (the "Proxy Statement") is incorporated herein by reference. As to executive officers, information is contained under the caption "Executive Officers of the Registrant" hereof. Information contained under the caption "Board of Directors-Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

         The information under the captions "Board of Directors-Director Compensation" and "Executive Compensation," and Appendix A - Performance Graph and Appendix C - Executive Compensation, of the Proxy Statement is incorporated herein by reference.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

The following documents are filed as part of this report:

(a)      Financial Statements and Schedule

         Refer to the "Index to Financial Statements and Schedule" on page 30 for a list of financial statements and schedule filed as a part of this report.

(b)      Reports on Form 8-K

         The Company filed no current reports on Form 8-K with the Securities and Exchange Commission during the quarter ended December 31, 1997.

(c)      Exhibits:

         Exhibit
         Number                              Description of Exhibit

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

         Exhibit
         Number                              Description of Exhibit


         4.1.1 First Amendment to the Termination, Replacement and Restatement Agreement, dated November 22, 1996, among Detroit Diesel Corporation, the several banks and other financial institutions and Chemical Bank, as agent for the Lenders and the predecessor in interest of The Chase Manhattan Bank, now acting as agent for the Lenders, which is incorporated by reference from
                           Exhibit 4.1.1 of the Company's Annual Report on Form 10-K, File No. 1-12394, filed with the Securities and Exchange Commission on March 27, 1997.

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

         #10.14 TED Joint Development and License Agreement by and among Detroit Diesel Corporation and Mercedes-Benz Aktiengesellschaft and MTU Motoren- und Turbinen-Union Friedrichschafen GmbH, dated September 5, 1994, which is incorporated by reference from
                           Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q, File No. 1-12394, filed with the Securities and Exchange Commission on November 11, 1994.

         #10.15 FEAT Joint Development and License Agreement by and between MTU Motoren- und Turbinen-Union Friedrichschafen GmbH and Detroit Diesel Corporation, dated June 28, 1994, which is incorporated by reference from Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q, File No. 1-12394, filed with the Securities and Exchange Commission on November 11, 1994.

         Exhibit
         Number                              Description of Exhibit

         10.15.1 Amendment to FEAT Joint Development and License Agreement by and between MTU Motoren- und Turbinen-Union Friedrichschafen GmbH and Detroit Diesel Corporation, dated June 28, 1994, which is incorporated by reference from Exhibit 10.4.1 of the Company's Quarterly Report on Form 10-Q, File No. 1-12394, filed with the Securities and Exchange Commission on November 11, 1994.

         10.16 Mutual Distribution Agreement by and between Detroit Diesel Corporation and MTU Motoren- und Turbinen-Union Friedrichschafen GmbH, dated June 28, 1994, which is incorporated by reference from Exhibit
                           10.5 of the Company's Quarterly Report on Form 10-Q, File No. 1-12394, filed with the Securities and Exchange Commission on November 11, 1994.

         10.17 Joinder Agreement by and between Detroit Diesel Corporation, Mercedes-Benz AG and Motoren- und Turbinen-Union Friedrichschafen GmbH, dated July 13, 1994, which is incorporated by reference from Exhibit
                           10.6 of the Company's Quarterly Report on Form 10-Q, File No. 1-12394, filed with the Securities and Exchange Commission on November 11, 1994.

         11.1              Statement re: Computation of Per Share Earnings

         21.1              List of Subsidiaries

         23.1              Consent of Deloitte & Touche LLP

         25.1 Powers of Attorney of Directors and Officers of the Registrant

         27                Financial Data Schedule

     -------------------

     # Does not include certain information as to which the Company has been granted confidential treatment.

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE


                                                                           PAGE
Consolidated Statements of Income for the years ended December 31, 1997,
 1996 and 1995                                                              31

Consolidated Balance Sheets at December 31, 1997 and 1996                   32

Consolidated Statements of Stockholders' Equity for the years ended
 December 31, 1997, 1996 and 1995                                           33

Consolidated Statements of Cash Flows for the years ended
 December 31, 1997, 1996 and 1995                                           34

Notes to Consolidated Financial Statements                                  35

Quarterly Financial Data                                                    51

Report of Management                                                        52

Independent Auditors' Report                                                53

Independent Auditors' Report on Schedule                                    54

Schedule II - Valuation and Qualifying Accounts                             55

DETROIT DIESEL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)


                                                               YEARS ENDED DECEMBER 31,
----------------------------------------------------------------------------------------------
                                                           1997          1996           1995
----------------------------------------------------------------------------------------------
Net revenues                                          $   2,163.9   $   1,962.9    $   2,087.1
Cost of sales                                             1,669.1       1,513.8        1,600.8
                                                      -----------   -----------    -----------
     Gross profit                                           494.8         449.1          486.3
Expenses:
Selling and administrative                                  338.9         292.1          311.0
Research and development                                     97.5         105.2           94.8
Interest                                                     12.9          12.1            9.7
Special charge (Note 2)                                       -            38.3            -
Restructuring charge (Note 17)                                -             -             10.0
                                                      -----------   -----------    -----------
     Total                                                  449.3         447.7          425.5
Income before income taxes and minority interests            45.5           1.4           60.8
Provision for income taxes                                   15.5          (3.0)          19.8
Minority interests                                             .1            .6             .9
                                                      -----------   -----------    -----------
Net income                                            $      29.9   $       3.8    $      40.1
                                                      ===========   ===========    ===========
Basic net income per share (Note 3)                   $      1.21   $       .16    $      1.62
                                                      ===========   ===========    ===========
Diluted net income per share (Note 3)                 $      1.21   $       .16    $      1.62
                                                      ===========   ===========    ===========




The accompanying notes are an integral part of this statement.

DETROIT DIESEL CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

                                                                               DECEMBER 31,
------------------------------------------------------------------------------------------------
                                                                            1997         1996
------------------------------------------------------------------------------------------------
ASSETS
   CURRENT ASSETS:
   Cash                                                                $      3.2   $      3.0
   Accounts and notes receivable, net                                       318.8        293.1
   Inventories                                                              305.8        292.1
   Prepaid expenses, deferred charges and other current assets               13.0         19.8
   Deferred tax assets                                                       52.1         56.4
                                                                       ----------   ----------
       Total Current Assets                                                 692.9        664.4
                                                                       ----------   ----------
   PROPERTY, PLANT AND EQUIPMENT:
   Land and buildings                                                        78.7         69.4
   Machinery, equipment and tooling                                         373.3        337.4
                                                                       ----------   ----------
       Total Property, Plant and Equipment                                  452.0        406.8
   Less: accumulated depreciation                                           153.7        125.3
                                                                       ----------   ----------
       Net Property, Plant and Equipment                                    298.3        281.5
                                                                       ----------   ----------
   DEFERRED TAX ASSETS                                                       18.4         26.0
   INTANGIBLE ASSETS, NET                                                   104.8        103.9
   OTHER ASSETS                                                              42.1         36.8
                                                                       ----------   ----------
       TOTAL ASSETS                                                    $  1,156.5   $  1,112.6
                                                                       ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES:
   Notes payable                                                       $     44.7   $     16.6
   Accounts payable                                                         297.0        279.9
   Accrued expenses                                                         175.0        179.8
   Current portion of long-term debt and capital leases                       6.9          9.8
                                                                       ----------   ----------
       Total Current Liabilities                                            523.6        486.1
                                                                       ----------   ----------
   LONG-TERM DEBT AND CAPITAL LEASES                                         73.8         92.6
   OTHER LIABILITIES                                                        182.5        165.2
   DEFERRED TAX LIABILITIES                                                  25.3         35.4
   DEFERRED INCOME                                                            5.9          6.5
   MINORITY INTERESTS                                                          .6          5.6

   COMMITMENTS AND CONTINGENCIES (NOTE 13)
   STOCKHOLDERS' EQUITY:
   Preferred Stock, par value $.01 per share: authorized
      10 million shares; no shares issued                                       -            -
   Common Stock, par value $.01 per share: authorized
      40 million shares; 24.7 million shares issued and outstanding            .2           .2
   Additional paid-in capital                                               224.2        217.8
   Retained earnings                                                        138.8        108.9
   Additional minimum pension adjustment                                     (9.7)        (2.5)
   Currency translation adjustment                                           (8.7)        (3.0)
   Deferred compensation on restricted stock                                  -            (.2)
                                                                       ----------   ----------
       Total Stockholders' Equity                                           344.8        321.2
                                                                       ----------   ----------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $  1,156.5   $  1,112.6
                                                                       ==========   ==========

The accompanying notes are an integral part of this statement.

DETROIT DIESEL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions)

                                                   YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
---------------------------------------------------------------------------------------------------------------------------
                                                                                       ADDITIONAL      CURRENCY
                                              COMMON      ADDITIONAL                    MINIMUM       TRANSLATION
                                    COMMON     STOCK       PAID-IN       RETAINED       PENSION       ADJUSTMENT
                                    STOCK     AMOUNT       CAPITAL       EARNINGS      ADJUSTMENT     AND OTHER       TOTAL
--------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1995           24.7  $       .2 $      217.4    $    65.0                   $     (4.9)    $   277.7
Net income                                                                 40.1                                       40.1
Additional minimum pension
  adjustment, net of taxes
  of $3.3 million                                                                   $     (6.7)                       (6.7)
Currency translation                                                                                    (1.1)         (1.1)
  adjustment
Deferred compensation on
   restricted stock                               -              -                                        .4            .4
                               ----------  ---------- ------------    ---------     ----------    ----------  ------------
Balance at December 31, 1995         24.7          .2        217.4        105.1           (6.7)         (5.6)        310.4

Issuance of common stock                                        .4                                                      .4
Net income                                                                  3.8                                        3.8
Reduction in minimum pension
  adjustment, net of taxes
  of $1.9 million                                                                          4.2                         4.2
Currency translation
  adjustment                                                                                             2.0           2.0
Deferred compensation on
   restricted stock                               -            -                                          .4            .4
                               ----------  ---------- ------------    ---------     ----------    ----------   -----------
Balance at December 31, 1996         24.7          .2        217.8        108.9           (2.5)         (3.2)        321.2
Net income                                                                 29.9                                       29.9
Transfer of income tax
  benefits                                                     6.4                                                     6.4
Additional minimum pension
  adjustment, net of taxes
  of $3.4 million                                                                         (7.2)                       (7.2)
Currency translation
  adjustment                                                                                            (5.7)         (5.7)
Deferred compensation on
  restricted stock                                                                                        .2            .2
                               ----------  ---------- ------------    ---------     ----------    ----------   -----------
Balance at December 31, 1997         24.7      $   .2    $   224.2    $   138.8     $     (9.7)   $     (8.7)  $     344.8
                               ==========  ========== ============    =========     ==========    ==========   ===========




The accompanying notes are an integral part of this statement.

DETROIT DIESEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

                                                                                YEARS ENDED DECEMBER 31,
-------------------------------------------------------------------------------------------------------------
                                                                              1997        1996       1995
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                 $  29.9    $    3.8      $    40.1
Adjustments to reconcile net income to net cash
   provided by operating activities:
       Depreciation and amortization                                          39.4        33.8           33.1
       Gain on sale of property, plant and equipment                           (.6)       (1.8)             -
       Exchange gains                                                            -        (4.0)             -
       Changes in assets and liabilities which
         provided (used) cash:
           Accounts and notes receivable                                     (34.5)       (7.0)         (19.4)
           Inventories                                                       (19.7)       (8.2)         (42.6)
           Prepaid expenses, deferred charges and other current assets         6.3        (8.2)           (.6)
           Deferred taxes                                                      8.8        (5.8)          (6.4)
           Accounts payable                                                   27.0         1.6           57.1
           Accrued expenses and other liabilities                             13.2        21.0           39.4
           Intangible and other assets                                       (14.9)       (2.3)          (3.3)
                                                                           -------    --------      ---------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                                  54.9        22.9           97.4
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property, plant and equipment                              (63.2)      (57.8)         (76.5)
   Proceeds from sale of property, plant and equipment                         1.3        12.9              -
   Investments in and advances to affiliates                                  (2.5)       (5.6)          (1.9)
   Proceeds from sale of investment                                            -             -           10.0
   Acquisition of consolidated subsidiaries                                   (8.0)          -         (129.9)
   Proceeds from sale of subsidiaries                                          4.7           -           27.5
                                                                           -------    --------      ---------
   NET CASH USED IN INVESTING ACTIVITIES                                     (67.7)      (50.5)        (170.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from (payments on) notes payable                              30.0       (13.1)          17.1
   Proceeds from revolving lines of credit                                       -       135.0              -
   Payments on revolving lines of credit                                         -      (145.0)             -
   Net proceeds from (payments on) other long-term borrowings                (17.1)       48.1           52.3
                                                                           -------    --------      ---------
   NET CASH  PROVIDED BY FINANCING ACTIVITIES                                 12.9        25.0           69.4
   EFFECT OF EXCHANGE RATE CHANGES ON CASH                                      .1          .5           (2.2)
                                                                           -------    --------      ---------
   NET INCREASE (DECREASE) IN CASH                                              .2        (2.1)          (6.2)
   CASH AT THE BEGINNING OF THE PERIOD                                         3.0         5.1           11.3
                                                                           -------    --------      ---------
   CASH AT THE END OF THE PERIOD                                           $   3.2    $    3.0      $     5.1
                                                                           =======    ========      =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest                                                             $  12.5    $   12.5      $     9.2
                                                                           =======    ========      =========
      Income taxes                                                         $   5.0    $    8.3      $    26.7
                                                                           =======    ========      =========
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
    Issuance of debt to acquire subsidiary                                 $   7.2    $      -      $       -
                                                                           =======    ========      =========
    Reserve transferred to equity                                          $   6.4    $      -      $       -
                                                                           =======    ========      =========
    Capital lease obligations incurred                                     $    .2    $    2.3      $       -
                                                                           =======    ========      =========
    Other                                                                  $     -    $    2.4      $     2.3
                                                                           =======    ========      =========

The accompanying notes are an integral part of this statement.

DETROIT DIESEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS

Detroit Diesel Corporation (the "Company," "Detroit Diesel" or "DDC") is engaged in the design, manufacture, sale and service of heavy-duty diesel and alternative fuel engines, automotive diesel engines, and engine-related products, and provides financing through Detroit Diesel Capital Corporation. The Company offers a complete line of diesel engines from ten to 10,000 horsepower for the on-highway, off-road, automotive, and power generation markets. Detroit Diesel services these markets directly and through a worldwide network of more than 2,500 authorized distributors and dealers. DDC is a QS-9000 certified company.

Detroit Diesel's major shareholders are Penske Corporation (45.5%), a closely-held diversified transportation services company, Diesel Project Development, Inc. ("DPD") (20%) and public stockholders (34.5%).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Affiliated companies in which the Company owns at least 20% of the voting securities are accounted for using the equity method. All significant intercompany transactions have been eliminated in consolidation.

FOREIGN CURRENCY

The Company is subject to the risk of changes in foreign currency exchange rates due to operations located outside the United States. Changes in foreign currency exchange rates are generally reported as a component of stockholders' equity. Changes in the value of the Italian Lira, the Singapore Dollar and the Brazilian Real will impact the Company's translation adjustments in the future. Additionally, the Company has recorded liabilities approximating 34 million in Deutsche Marks as of December 31, 1997.

ACCOUNTS AND NOTES RECEIVABLE

The accounts and notes receivable are net of an allowance of $4.4 million and $6.1 million at December 31, 1997 and 1996, respectively. The carrying value of accounts and notes receivable approximate fair value.

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

INTANGIBLE ASSETS

The Company amortizes the excess of cost over fair value of net assets acquired (Goodwill) on a straight-line basis over periods ranging from 5 to 40 years and other intangible assets over periods ranging from 3 to 30 years. Intangible assets are reported net of accumulated amortization of $18.8 million and $13.9 million at December 31, 1997 and 1996, respectively. Approximately 59% and 78% of the Company's unamortized goodwill and other intangibles at December 31, 1997 and 1996, respectively, relates to VM Motori S.p.A. ("DDC Cento"), which was acquired in 1995. The Company periodically evaluates the carrying value of its intangible assets for impairment. This evaluation is based principally on the projected, undiscounted cash flows generated by the related tangible assets.

INCOME TAXES

Deferred tax assets and liabilities reflect the impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

RESEARCH AND DEVELOPMENT

Research and development expenditures are charged to operations as incurred.

PRODUCT COVERAGE PROGRAMS

Estimated costs of product coverage, including warranty, are charged to operations at the time the Company sells its products. Such costs were $103.3 million, $129.6 million, and $88.0 million in 1997, 1996 and 1995, respectively. Product coverage costs in 1996 reflect a special charge of $36.3 million. This charge related to costs associated with variability in component machining affecting a limited number of engines used in specific duty cycles. In addition to amounts included in accrued expenses (Note 7), other liabilities include $62.4 million and $75.6 million at December 31, 1997 and 1996, respectively, for these programs.

POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS OTHER THAN PENSIONS

The Company records postretirement healthcare benefit costs during the period employees provide service to the Company. The Company funds its postretirement healthcare benefit obligation as benefits are paid. The Company amortizes the initial accumulated benefit obligation over a 20 year period (Note 15). The Company provides other postemployment benefits to substantially all U.S. employees. Postemployment benefits offered include disability benefits, supplemental unemployment benefits, workers' compensation benefits, and continuation of health care benefits and life insurance coverage. The Company records postemployment benefit costs at the time the employees leave active service. The costs of providing postemployment benefits are not significant.

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

3. NET INCOME PER SHARE

The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 replaces the presentation of primary earnings per share ("EPS") and fully diluted EPS with a presentation of basic EPS and diluted EPS. The effect of adoption of SFAS No. 128 did not significantly impact the presentation of EPS for the current or prior years.

Basic net income per share represents net income available to common stockholders divided by the weighted average number of common shares outstanding during the period. For the years ended December 31, 1997, 1996 and 1995 the weighted average number of shares outstanding were 24,698,402 shares, 24,697,316 shares and 24,676,696 shares, respectively.

Diluted net income per share represents net income available to common stockholders divided by the weighted average number of common shares outstanding plus the average dilutive effect of the Company's incentive stock options outstanding (See Note 18) during the period calculated using the treasury stock method. The dilutive effect of the Company's incentive stock options for the years ended December 31, 1997, 1996 and 1995 were 81,379 shares, 344 shares and 16,722 shares, respectively.

4. INVENTORIES

At December 31, 1997 and 1996, inventories consist of the following:

(In millions)

--------------------------------------------------------------------------
                                                    1997          1996
--------------------------------------------------------------------------
Productive                                        $   178.4     $   161.1
Service parts                                          90.7          89.8
Remanufacturing parts                                  30.4          34.7
Non-productive                                          6.3           6.5
                                                  ---------     ---------
Total                                             $   305.8     $   292.1
                                                  =========     =========



The components of productive inventory are:
Raw materials                                          49%           48%
Work in process                                        24%           24%
Finished product                                       27%           28%

5. INTANGIBLE ASSETS

At December 31, 1997 and 1996, intangible assets, net of accumulated amortization, consist of the following:

(In millions)

--------------------------------------------------------------------------
                                                       1997          1996
--------------------------------------------------------------------------
Goodwill                                          $    65.1     $    80.0
Pension plan intangible asset                          11.4          11.6
Other                                                  28.3          12.3
                                                  ---------     ---------
Total                                             $   104.8     $   103.9
                                                  =========     =========


6. NOTES PAYABLE

The Company and its subsidiaries have $44.7 million and $16.6 million in debt under lines of credit and bank loan agreements at December 31, 1997 and 1996, respectively. The weighted average interest rate at December 31, 1997 was 7.0%. The amount available for borrowing under these lines of credit and bank loan agreements was approximately $44 million at December 31, 1997. At December 31, 1997, approximately $22 million of notes payable is denominated in Italian Lira. The carrying value of notes payable approximates fair value.

7. ACCRUED EXPENSES

At December 31, 1997 and 1996, accrued expenses consist of the following:

(In millions)

------------------------------------------------------------------------------
                                                         1997          1996
------------------------------------------------------------------------------
Policy and warranty                                    $   61.5     $    72.3
Accrued payroll and related taxes                          32.5          31.8
Other                                                      81.0          75.7
                                                      ---------     ---------
Total                                                  $  175.0     $   179.8
                                                      =========     =========

8. LONG-TERM DEBT AND CAPITAL LEASES

At December 31, 1997 and 1996, long-term debt and capital leases consist of the following:

(In millions)

-------------------------------------------------------------------------------------------------------------------
                                                                                              1997          1996
-------------------------------------------------------------------------------------------------------------------
Unsecured, $300 million revolving line of credit bearing interest at
  7.8%, expires in 2000                                                                     $   32.7      $   80.9
Unsecured lines of credit with a weighted average interest rate of 7.8%,
  expires in 1998                                                                               21.7           7.4
Term loan with a related party bearing interest at 9.5%, due in 1998                             1.5             -
Interest-free Brazilian government loan maturing in 2007                                         6.8             -
Various loans with a weighted average interest rate of 7.5%, due in
  varying installments from 2001 through 2010                                                   13.4           6.8
Capital leases with a weighted average interest rate of 9.5%, due in
  varying installments through 2001                                                              4.6           7.3
                                                                                            --------      --------
Total long-term debt and capital leases                                                         80.7         102.4
Less current portion                                                                             6.9           9.8
                                                                                            --------      --------
Total                                                                                       $   73.8      $   92.6
                                                                                            ========      ========

Principal repayment requirements on long-term debt and minimum lease payments on capitalized leases are as follows:

(In millions)

---------------------------------------------------------------------------
                                                       CAPITAL
                                           DEBT        LEASES        TOTAL
---------------------------------------------------------------------------
1998                                     $   4.9      $   2.4       $   7.3
1999                                        22.5          2.1          24.6
2000                                        34.5           .7          35.2
2001                                         1.8            -           1.8
2002                                         1.6            -           1.6
2003 and thereafter                         10.8            -          10.8
                                         -------      -------       -------
Total payments                              76.1          5.2          81.3
Less: Amount representing interest             -           .6            .6
                                         -------      -------       -------
Total long-term debt                     $  76.1      $   4.6       $  80.7
                                         =======      =======       =======

The Company has a $300 million, unsecured variable rate credit facility which expires in the year 2000. This facility has several covenants which require the maintenance of a certain level of net worth, restrict the Company's ability to incur additional debt and require maintenance of minimum interest coverage and leverage ratios. At December 31, 1997, the Company had approximately $262 million available under its revolving lines of credit. At December 31, 1997, approximately $38 million of long-term debt is denominated in Italian Lira. The carrying value of long-term debt approximates fair value.

The Company has interest rate swap agreements, which extend through June 2000 and may be extended through June 2001, that effectively convert $50 million of its variable rate debt to fixed rates ranging from 5.75% to 6.24%.

The Company is exposed to risk of loss on the interest rate swap agreement in the event of nonperformance by The Chase Manhattan Bank ("Chase"). Such risk of loss is limited to amounts accrued by the Company as a receivable from Chase. The Company believes the risk of nonperformance is remote.

9. SEGMENTS OF BUSINESS

The Company operates in the single industry segment of design, manufacture, sale and service of heavy-duty diesel and alternative fuel engines, automotive diesel engines, off-road diesel engines and engine parts. Manufacturing activities are carried out in the United States, Europe and Brazil. Major distribution centers are located in the United States, Europe and Asia to support sales to all areas of the world.

Financial information is listed below by geographic area. Transfers to other geographic areas primarily represent intercompany export sales of United
States produced goods and are accounted for by transfer prices based upon business conditions, distribution costs and other costs incurred in marketing products. Operating profit is total revenues less operating expenses and excludes interest expense, income taxes and minority interests. Operating profit for each area may not be a meaningful representation of each area's contribution to consolidated operating results because of the significant sales of products from the Company's domestic operations to foreign operations. Identifiable assets are those assets identified with the operations in each geographic area.

(In millions)                           YEARS ENDED DECEMBER 31,
----------------------------------------------------------------------------
                                  1997            1996                1995
----------------------------------------------------------------------------
NET REVENUES
United States:
Domestic customers           $   1,411.9      $   1,298.9        $   1,402.2
Export customers                   339.3            281.5              304.8
Transfers to other
 geographic areas                   92.2             83.8               88.2
                             -----------      -----------        -----------
Total United States              1,843.4          1,664.2            1,795.2
Europe/Middle East/Africa          360.8            331.9              311.2
Other                               51.9             50.6               68.9
Eliminations                       (92.2)           (83.8)             (88.2)
                             -----------      -----------        -----------
Total                        $   2,163.9      $   1,962.9        $   2,087.1
                             ===========      ===========        ===========
OPERATING PROFIT
United States                $      33.5      $      (9.8)(1)    $      54.4(2)
Europe/Middle East/Africa           22.9             19.7               13.2
Other                                2.0              3.6                2.9
                             -----------      -----------        -----------
Total                        $      58.4      $      13.5        $      70.5
                             ===========      ===========        ===========
IDENTIFIABLE ASSETS
United States                $     860.8      $     786.8        $     720.0
Europe/Middle East/Africa          252.9            300.2              301.9
Other                               50.8             32.7               31.8
Eliminations                        (8.0)            (7.1)              (8.6)
                             -----------      -----------        -----------
Total                        $   1,156.5      $   1,112.6        $   1,045.1
                             ===========      ===========        ===========

(1) Includes a $38.3 million pretax special charge (Note 2)

(2) Includes a $10 million pretax restructuring charge (Note 17).

Net revenues by customer location were:

(In millions)                                 YEARS ENDED DECEMBER 31,
-----------------------------------------------------------------------------
                                    1997             1996               1995
-----------------------------------------------------------------------------
United States                  $   1,411.9      $  1,298.9         $  1,402.2
Europe/Middle East/Africa            380.3           347.9              335.8
Canada                               188.1           161.1              202.2
Mexico                                63.8            40.6               20.5
Asia/Pacific                          90.6            83.9               99.8
Latin America                         29.2            30.5               26.6
                               -----------      ----------         ----------
Total                          $   2,163.9      $  1,962.9         $  2,087.1
                               ===========      ==========         ==========

10. MAJOR CUSTOMERS AND MARKETS

The Company sells its products to the on-highway, off-road, automotive, and power generation markets. The on-highway truck market comprised approximately 45%, 38% and 45% of the Company's net revenues for 1997, 1996, and 1995, respectively. Within this market, the Company's largest OEM customers are Freightliner Corporation, Navistar International Transportation Corp., Volvo GM Heavy Truck Corporation and PACCAR Inc., from which approximately 39%, 33% and 40% of the Company's net revenues in 1997, 1996 and 1995, respectively, were derived. The Company also sells automotive products to Chrysler Corporation which accounted for approximately 7%, 7% and 6% of net revenues during 1997, 1996 and 1995, respectively. While the Company sells its products directly to OEMs, the ultimate customers are major fleet carriers and other end users in North America and throughout the world.

11. RELATED PARTY TRANSACTIONS

The Company's purchases from Diesel Technology Company, an affiliate, for the years ended December 31, 1997, 1996, and 1995, were $110 million, $94 million, and $108 million, respectively. Accounts payable to Diesel Technology Company were $18 million at December 31, 1997 and $16 million at December 31, 1996.

The Company's payments to Penske Corporation and its affiliates, other than Diesel Technology Company, for miscellaneous expenses and other items for the years ended December 31, 1997, 1996 and 1995 were $11.5 million, $7.1 million, and $14.2 million, respectively. During the years ended December 31, 1997, 1996 and 1995, the Company had sales to affiliates of Daimler-Benz Aktiengesellschaft ("Daimler-Benz"), indirect parent corporation of DPD, of $501.1 million, $395.6 million and $426.4 million, respectively. Substantially all of these sales were to one major customer. Purchases from Daimler-Benz affiliates were $45.1 million during 1997, $48.0 million during 1996 and $33.4 million during 1995. At December 31, 1997 and 1996, the Company had accounts receivable of $43.4 million and $32.1 million due from such affiliates. Accounts payable to Daimler-Benz affiliates were $7.6 million and $15.1 million at December 31, 1997 and 1996, respectively.

The Company is a lessee under agreements with GE Capital Corporation, a partner in a Penske Corporation affiliate, for certain manufacturing equipment. Rent expense was $9.1 million in 1997, 1996 and 1995. Future minimum rental payments are: $9.7 million in 1998, $4.2 million in 1999, $2.4 million in the year 2000, and $.6 million in the years 2001 and 2002.

12. INCOME TAXES

For the years ended December 31, 1997, 1996, and 1995, the Company's provision for income taxes consists of the following:

(In millions)                                     YEARS ENDED DECEMBER 31,
---------------------------------------------------------------------------------
                                                1997         1996          1995
---------------------------------------------------------------------------------
Current:
   Federal                                     $    1.3     $    (.1)    $   25.3
   State & local                                     .1           .9          2.9
   Foreign                                          2.1          1.0          1.4
                                               --------     --------     --------
Total current                                       3.5          1.8         29.6
                                               --------     --------     --------
Deferred:
   Federal                                          9.8         (6.7)        (6.3)
   State and local                                   .4         (1.1)        (1.6)
   Foreign                                          5.6          3.0         (1.9)
   Enacted rate change                             (3.8)           -            -
                                               --------     --------     --------
Total deferred                                     12.0         (4.8)        (9.8)
                                               --------     --------     --------
Total income tax provision                     $   15.5     $   (3.0)    $   19.8
                                               ========     ========     ========

Income before income taxes and minority interests consists of the following:

(In millions)                                       YEARS ENDED DECEMBER 31,
----------------------------------------------------------------------------------
                                                1997          1996          1995
----------------------------------------------------------------------------------
Domestic                                      $   20.6      $  (17.8)    $    50.2
Foreign                                           24.9          19.2          10.6
                                              --------      --------     ---------
Total pretax income                           $   45.5      $    1.4     $    60.8
                                              ========      ========     =========

Temporary differences which give rise to deferred tax assets and liabilities at December 31, 1997 and 1996 are as follows:

(In millions)
------------------------------------------------------------------------------------
                                                              1997           1996
------------------------------------------------------------------------------------
Deferred tax assets:
   Accrued expenses                                        $    76.3      $     81.2
   State and local                                               4.3             4.7
   Inventory                                                     3.2             4.8
   Foreign loss carryforwards                                      -             2.7
   Foreign tax credit carryforward                               2.0               -
   Other                                                        14.4            11.7
                                                           ---------      ----------
Subtotal                                                       100.2           105.1
Valuation allowance                                                -            (2.7)
                                                           ---------      ----------
Total deferred tax assets                                  $   100.2      $    102.4
                                                           =========      ==========
Deferred tax liabilities
   Fixed assets                                            $    40.4      $     40.7
   Other                                                        14.6            14.7
                                                           ---------      ----------
Total deferred tax liabilities                             $    55.0      $     55.4
                                                           =========      ==========

The consolidated income tax provision differs from the amount computed on pretax income using the U.S. statutory income tax rate for the years ended December 31, for the following reasons:

(In millions)
----------------------------------------------------------------------------
                                          1997          1996           1995
----------------------------------------------------------------------------
Federal income tax
   at statutory rates                  $   15.9       $    .5       $   21.3
Increase (decrease) in taxes:
   Nondeductible goodwill                   1.2           1.7            1.1
   State, local taxes, net                   .6           (.2)            .8
   Foreign investment credits                -            (.8)          (2.9)
   Foreign Sales Corporation benefit       (3.6)         (1.0)            -
   Foreign taxes at other than 35%          3.7          (3.3)           (.2)
   Impact of Italian rate change on
    deferred taxes                         (3.8)           -              -
   Other                                    1.5            .1            (.3)
                                       --------       -------       --------
Provision for income taxes             $   15.5       $  (3.0)      $   19.8
                                       ========       =======       ========

Effective tax rate                         34.2%            -           32.5%
                                       ========       =======       ========

During 1997, the Company evaluated the reserve applicable to income tax benefits received from Penske Transportation, Inc. in 1993, when the Company completed its initial public offering of common stock and separated from the consolidated tax group. The evaluation resulted in $6.4 million of such reserve being transferred to stockholders' equity.

During 1997, the Company reassessed its deferred taxes associated with tax losses which were acquired with the purchase of VM in 1995. These loss carryforwards were realized by VM during 1997. The review resulted in a reduction in deferred tax liabilities and goodwill of approximately $6.3 million.

In December, 1997, income tax rates in Italy were reduced from 53% to 41% effective January 1, 1998. Accordingly, a reduction in deferred tax liabilities of $3.8 million is included in the Company's income from continuing operations.

The Company has not recorded deferred taxes on the undistributed earnings of foreign subsidiaries which are deemed to be indefinitely reinvested. Such undistributed earnings aggregate to approximately $17.9 million, $7.8 million and $4.5 million at December 31, 1997, 1996 and 1995, respectively.

13. COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

Several claims, suits and complaints arising in the ordinary course of business have been threatened or are pending against the Company. In the opinion of management, all such matters are adequately covered by insurance or indemnification or, if not so covered, there are meritorious defenses to substantiate all such claims, or they are of such kind, or involve such amounts, as would not have a materially adverse effect on the financial position or Results of operations of the Company if disposed of unfavorably.

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

At December 31, 1997, the Company is contingently liable for letters of credit of $15.1 million, bank guarantees of $32.1 million, and has commitments of $5.6 million to complete various capital projects. The Company leases its United States production facility and administrative offices, certain distributor and remanufacturing facilities, certain production machinery, equipment and tooling, its parts distribution center and various transportation and office equipment. Certain leased properties are subleased to distributors. The leases have terms of varying lengths and substantially all are accounted for as operating leases. Certain of the leases contain several covenants which require the maintenance of a certain level of net worth, restrict the Company's ability to incur additional debt and require the maintenance of minimum interest coverage and leverage ratios.

Future minimum payments under non-cancelable operating leases and other commitments, including related party leases, at December 31, 1997 are: $33.8 million in 1998; $26.4 million in 1999; $24.4 million in 2000; $22.0 million in 2001; $21.5 million in 2002 and $80.9 million in the year 2003 and subsequent years.

Rental expense for the years ended December 31, 1997, 1996, and 1995 are as follows:

(In millions)
------------------------------------------------------------------------------
                                           1997          1996           1995
------------------------------------------------------------------------------
Rentals                                $    24.2      $    21.2     $     20.7
Less: Sublease rentals                       2.9            2.0            2.2
                                       ---------      ---------     ----------
Net Rentals                            $    21.3      $    19.2     $     18.5
                                       =========      =========     ==========

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

The Company's primary production facility located in Michigan employs approximately 2,000 employees represented by the International Union, The United Automobile, Aerospace and Agricultural Implement Workers of America, Local 163 under a four-year collective bargaining agreement which expires on August 30, 1998. The Company has no reason to believe it will not reach a satisfactory new agreement with the union, although negotiations have not yet commenced.

14. PENSION AND OTHER EMPLOYEE BENEFITS

The Company has defined benefit pension plans covering the majority of its employees. Benefits for salaried employees are provided under an account balance type of defined benefit plan, under which the benefit is determined primarily on the basis of annual contributions, with a minimum benefit related to an employee's highest average annual compensation determined over a 60-month period selected out of the 120-month period immediately prior to retirement. Benefits for hourly employees are provided primarily on the basis of a monthly amount for each year of credited service. The types of assets held by the plans include equity, fixed income and real estate funds. It is the Company's policy to make contributions to these plans to meet funding levels required by ERISA.

The following tables set forth the plans' funded status, amounts recognized in the Company's balance sheet, and components of net periodic pension expense:

(In millions)                                               DECEMBER 31,
-----------------------------------------------------------------------------
                                                        1997           1996
-----------------------------------------------------------------------------
Actuarial present value of benefit
 obligations:
    Vested                                           $   194.4      $   185.3
    Non-vested                                           103.9           65.7
                                                     ---------      ---------
Accumulated benefit obligation                       $   298.3      $   251.0
                                                     =========      =========
Projected benefit obligation for service
  rendered to date                                   $   320.6      $   270.4
Plan assets at fair value                                267.4          234.7
                                                     ---------      ---------
Plan assets less than projected benefit
  obligation                                              53.2           35.7
Unrecognized prior service cost                          (18.3)         (19.6)
Unrecognized net loss                                    (23.4)          (1.1)
Additional liability                                      26.4           15.5
                                                     ---------      ---------
Pension liability included in the consolidated
  balance sheet                                      $    37.9      $    30.5
                                                     =========      =========

Net periodic pension expense included the following components:

(In millions)                                    YEARS ENDED DECEMBER 31,
-----------------------------------------------------------------------------
                                             1997         1996         1995
-----------------------------------------------------------------------------
Service cost benefits during the year   $     8.1     $     8.6     $     6.2
Interest cost on projected benefit
 obligation                                  21.6          20.0          18.1
Actual return on plan assets                (26.7)        (32.1)        (52.5)
Net amortization and deferral                 7.0          12.1          34.0
Effect of plan curtailment                      -             -            .6
                                        ---------    ----------    ----------
Net periodic pension expense            $    10.0     $     8.6     $     6.4
                                        =========    ==========    ==========

The projected benefit obligation was determined using discount rates of 7.0% and 7.5% at December 31, 1997 and 1996, respectively. The annual long-term rate of return on assets was assumed to be 11% for 1997 and 1996 and 10.5% for 1995. Actual return on plan assets in 1997 are shown net of assets transferred during the year to another plan reflecting employees who elected to retire under the General Motors Salaried and Hourly Employees Pension Plan. The amount of assets transferred is $17 million. Compensation increases for applicable employees were estimated using 4.5% for 1997 and thereafter.

The Company also sponsors other defined contribution plans, including deferred savings plans, covering a majority of its domestic employees. Employee contributions are based on a percentage of payroll. Certain plans require the Company to make matching contributions based on a percentage of employee contributions. They may also provide for the employer to make discretionary or fixed contributions. Where contributions are made, amounts are based on a percentage of payroll for eligible employees. Contributions to these plans in 1997, 1996 and 1995 totaled $6.8 million, $5.2 million and $4.7 million, respectively.

The Company maintains profit-sharing programs covering all of its domestic employees and a cash bonus plan covering certain senior officers and other eligible employees. Contributions to these programs are based on income before interest and taxes. The cost of these programs for 1997, 1996, and 1995 was $7.5 million, $2.1 million, and $11.4 million, respectively.

The Company's Italian subsidiary, VM, accrues employee termination indemnities in accordance with local civil and labor laws based upon each employee's length of service, employment category and remuneration. There are no vesting period or funding requirements associated with this liability and benefits are payable immediately upon separation. The liability is adjusted annually by a cost-of-living index provided by the Italian government. The costs of providing these benefits during 1997, 1996 and 1995 approximated $1.9 million, $2.1 million and $1.8 million, respectively. The termination liability recorded in the balance sheet is the amount to which the employee would be entitled upon separation from the Company.

15. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The Company provides certain health care benefits for retired employees. Eligibility is based on years of service and requires employees to remain employed until retirement age. These benefits are either self-insured or are provided through health insurance plans.

The employee separation program discussed in Note 17 provides for postretirement health insurance benefits. The effect of that program on
accumulated postretirement health insurance benefits   was accounted for as a
curtailment during 1995.

Net periodic postretirement benefit cost for the years ended December 31, 1997, 31, 1997, 1996 and 1995 includes the following components:

(In millions)
-----------------------------------------------------------------------------------
                                                 1997           1996           1995
-----------------------------------------------------------------------------------
Service cost                                  $      1.4     $     1.5     $    1.7
Interest cost                                        6.7           6.3          5.7

Amortization of prior service and losses              .2            .5           .1
Amortization of transition obligation                2.6           2.6          2.6
Effect of plan curtailment                             -             -           .8
                                              ----------     ---------     --------
Net periodic postretirement benefit cost      $     10.9     $    10.9     $   10.9
                                              ==========     =========     ========

The following table sets forth the amount recorded in the consolidated balance sheet at December 31, 1997 and 1996:

(In millions)
-------------------------------------------------------------------------------------
                                                                1997           1996
-------------------------------------------------------------------------------------
Accumulated postretirement benefit obligation:
Retirees                                                     $    24.6      $    25.2
Fully eligible active plan participants                           32.3           27.8
Other active plan participants                                    43.3           36.1
                                                             ---------      ---------
Total                                                            100.2           89.1
Unrecognized transition obligation                               (39.0)         (41.6)
Unrecognized prior service costs                                   (.7)           (.8)
Unrecognized net loss                                            (16.4)         (10.8)
                                                             ---------      ---------
Accrued postretirement benefit liability recognized in
  the consolidated balance sheet                             $    44.1      $    35.9
                                                             =========      =========

For measurement purposes, a 6% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1997 and 1996. The rate was assumed to remain at 6% after 1997. The health care cost trend rate assumption has an effect on the amount reported. Changing the assumed health care cost trends by one percentage point in each year would change the accumulated postretirement benefit obligation as of December 31, 1997 and 1996 by approximately $.7 million, and net periodic postretirement benefit cost by $.1 million for 1997 and 1996. The estimate incorporates defined dollar limits on Company costs for postretirement benefits and is supplemented by amounts contributed by the Company and the union to a fund that can be used to reimburse retirees whose costs exceed the plan coverage limits. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.0% in 1997 and 7.5% in 1996.

16. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has the following derivative financial instruments at December 31:

(In millions)
---------------------------------------------------------------------
                                  NOTIONAL    CARRYING      FAIR
1997                               AMOUNT      VALUE        VALUE
---------------------------------------------------------------------
Interest rate swap agreements    $     50.0   $    .9    $      (.5)
---------------------------------------------------------------------
1996
---------------------------------------------------------------------
Interest rate swap agreements    $     50.0   $   1.9    $        -
---------------------------------------------------------------------

The fair value of the interest rate swap agreements was determined using prevailing spot rates at December 31, 1997 and 1996, and discounted as applicable.

17.  RESTRUCTURING CHARGE

In December 1995, the Company established a salaried employee separation program to reduce its workforce by approximately 5%. In connection with this program, the Company recorded a pretax charge of $10 million for severance related costs, including pension and health care benefits. During 1996 substantially all the costs related to the restructuring plan were incurred.

18. STOCK INCENTIVE PLAN

The Company has a stock incentive plan reserving 975,000 shares of common stock for issuance pursuant to that plan. Under the plan, the Company can grant restricted or unrestricted stock, stock appreciation rights, non-qualified options and options qualifying as incentive stock options under the Internal Revenue Code of 1986, as amended. The term of an option cannot exceed 10 years from the grant date and the option price may not be less than market value at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25 and related interpretations. No compensation cost has been recognized for stock option grants since the options have exercise prices of not less than the market value of the Company's common stock at the date of the grant. If compensation cost for stock option grants had been determined based on the fair value at the grant dates for 1997, 1996, and 1995 consistent with Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), the Company's net income and net income per share would not be materially different than the amounts presented in the accompanying Statement of Income. At
December 31, 1997 and 1996 shares available for granting options were 219,405 and 448,086, respectively. Under SFAS No. 123, the fair value of each option is estimated on the date of the grant using an option pricing model with assumptions for dividend yield, volatility, risk-free interest and expected life. The Company estimated the fair value of the options granted in 1997, 1996 and 1995 according to the following assumptions: dividend yield of zero, expected price volatility of 32%, risk-free interest rates of 6% and expected lives of five years.

A summary of options granted under the Company's stock incentive plan as of December 31, 1997, 1996 and 1995 and changes during the years then ending is presented below:

                                                             YEARS ENDED DECEMBER 31,
-----------------------------------------------------------------------------------------------------------------------
                                         1997                          1996                           1995
-----------------------------------------------------------------------------------------------------------------------
                                             WEIGHTED                       WEIGHTED                      WEIGHTED
                                              AVERAGE                       AVERAGE                        AVERAGE
                               OPTIONS    EXERCISE PRICE     OPTIONS     EXERCISE PRICE   OPTIONS      EXERCISE PRICE
                               -------    --------------     -------     --------------   -------      --------------
Options, beginning
   of year                      473,500     $    20.55        432,000      $   20.95        324,000     $    20.00
Granted                         237,500     $    17.45         55,500      $   17.34        109,000     $    23.75
Exercised                        (4,500)    $    21.04              -              -              -              -
Forfeited                       (15,750)    $    20.77        (14,000)     $   20.27         (1,000)    $    20.00
                             ----------     ----------     ----------      ---------      ---------     ----------
Options, end of year            690,750     $    19.48        473,500      $   20.55        432,000     $    20.95
                             ==========     ==========     ==========      =========      =========     ==========

Options exercisable at
   year end                     362,750     $    20.44        271,304      $   20.39        158,280     $    20.00

Weighted average fair
   value of options
   granted during the year                  $1,602,759                     $ 372,550                    $1,003,736

The following table summarizes information about fixed stock options outstanding at December 31, 1997:

------------------------------------------------------------------------------------------------------------------
                                             OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
------------------------------------------------------------------------------------------------------------------
                                                                   WEIGHTED                            WEIGHTED
  RANGE OF EXERCISE                         WEIGHTED AVERAGE       AVERAGE                             AVERAGE
       PRICES                    OPTIONS     REMAINING LIFE     EXERCISE PRICE         OPTIONS      EXERCISE PRICE
  -----------------              -------    ----------------    --------------         -------      --------------
        $17.00                    265,500      9.3 years          $   17.00                12,500     $   17.00
        $20.00                    297,750      5.8 years          $   20.00               297,750     $   20.00
        $21.81                     20,000      9.7 years          $   21.81                     -             -
        $23.75                    105,000      7.2 years          $   23.75                52,500     $   23.75
        $23.94                      2,500      9.6 years          $   23.94                     -             -
                              -----------                         ---------           -----------     ---------
   $17.00 to $23.94               690,750      7.5 years          $   19.48               362,750     $   20.44
                              ===========                         =========           ===========     =========

19. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following represents the Company's quarterly results:

(In millions, except per share amounts)

-------------------------------------------------------------------------------------------------------------------
                           FIRST QUARTER          SECOND QUARTER           THIRD QUARTER          FOURTH QUARTER
-------------------------------------------------------------------------------------------------------------------

                            1997       1996       1997         1996         1997       1996       1997        1996
-------------------------------------------------------------------------------------------------------------------

   Net revenues         $   519.7  $   478.8  $   557.4   $   491.3    $    524.1  $   487.6  $   562.7   $   505.2
   Gross profit             122.2      112.2      126.0       112.7         117.2      112.3      129.4       111.9
   Net income                 6.4        8.3        7.4       (16.2)          8.2        7.1        7.9         4.6
   Basic net income
    per share           $     .26  $     .34  $     .30   $    (.66)   $      .33  $     .29  $     .32   $     .19
   Diluted net income
    per share           $     .26  $     .34  $     .30   $    (.66)   $      .33  $     .29  $     .32   $     .19

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

It is management's conclusion that the system of internal accounting controls at December 31, 1997 provides reasonable assurance that the books and records reflect the transactions of the Company and that the Company has complied with its established policies and procedures.



/s/ Roger S. Penske
Chairman




/s/ Robert E. Belts
Senior Vice President - Finance



February 2, 1998

INDEPENDENT AUDITORS' REPORT

Stockholders and Board of Directors
Detroit Diesel Corporation


We have audited the accompanying consolidated balance sheets of Detroit Diesel Corporation and subsidiaries (the Company) as of December 31, 1997 and 1996 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



/s/ Deloitte & Touche LLP

Detroit, Michigan
February 2, 1998

INDEPENDENT AUDITORS' REPORT


Shareholders and Board of directors
Detroit Diesel Corporation
Detroit, Michigan

We have audited the consolidated financial statements of Detroit Diesel Corporation and subsidiaries (the "Company") as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated February 2, 1998; such report is included elsewhere in the Form 10-K. Our audits also included the financial statement schedule of Detroit Diesel Corporation and subsidiaries, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, based on our audits, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ Deloitte & Touche LLP
Detroit, Michigan
February 2, 1998

                           DETROIT DIESEL CORPORATION

                  SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


                                                                              Additions
                                                                --------------------------------------
                                                                   Charged to          Charged to        Deductions-
                                                    Balance         costs and        other accounts-     Write-offs and    Balance
                                                   January 1        expenses          Acquisitions        Disposals      December 31
                                                   ---------       ----------        ---------------        ---------    -----------

DOUBTFUL ACCOUNTS RESERVES
For the Year Ended December 31,
        1997 ..................................... $   6,105       $   2,959         $        -          $    (4,634)    $    4,430
        1996 ..................................... $   5,210       $   1,962         $        -          $    (1,067)    $    6,105
        1995 ..................................... $   3,712       $   2,011         $      819          $    (1,332)    $    5,210


INVENTORY RESERVES

For the Year Ended December 31,
        1997 ..................................... $  11,014       $   3,226         $        -          $    (3,889)    $   10,351
        1996 ..................................... $   9,677       $   3,192         $        -          $    (1,855)    $   11,014
        1995 ..................................... $  10,119       $   1,310         $    1,626          $    (3,378)    $    9,677


TAX VALUATION ALLOWANCE

For the Year Ended December 31,
        1997 ..................................... $   2,685       $       -         $        -          $    (2,685)    $        -
        1996 ..................................... $   1,322       $   1,363         $        -          $         -     $    2,685
        1995 ..................................... $       -       $       -         $    1,322          $         -     $    1,322

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DETROIT DIESEL CORPORATION



By:      /s/ Roger S. Penske
         -------------------------------------------
         Roger S. Penske
         Chairman of the Board and
         Chief Executive Officer


March 27, 1998


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


             Signatures                                          Title                                    Date

/s/ Roger S. Penske                                  Chairman of the Board, Director               March 26, 1998
-------------------------------------------------     and Chief Executive Officer
         Roger S. Penske
   (Principal Executive Officer)

/s/ Robert E. Belts                                  Senior Vice President-Finance                 March 26, 1998
-------------------------------------------------     and Chief Financial Officer
         Robert E. Belts
       (Principal Financial and
          Accounting Officer)

/s/ Timothy D. Leuliette                             Vice Chairman and Director                    March 26, 1998
-------------------------------------------------
         Timothy D. Leuliette

/s/ Ludvik F. Koci                                   Vice Chairman and Director                    March 26, 1998
-------------------------------------------------
         Ludvik F. Koci

/s/ Charles G. McClure                               President and Director                        March 26, 1998
-------------------------------------------------
         Charles G. McClure


/s/ Dr. Eckhard Cordes *                             Director     March 26, 1998
-------------------------------------------------
         Dr. Eckhard Cordes

/s/ John E. Doddridge *                              Director     March 26, 1998
-------------------------------------------------
         John E. Doddridge

/s/ William E. Hoglund *                             Director     March 26, 1998
-------------------------------------------------
         William E. Hoglund

/s/ Gary G. Jacobs *                                 Director     March 26, 1998
-------------------------------------------------
         Gary G. Jacobs

/s/ Dr. Kurt J. Lauk *                               Director     March 26, 1998
-------------------------------------------------
         Dr. Kurt J. Lauk

/s/ Joseph F. Welch *                                Director     March 26, 1998
-------------------------------------------------
         Joseph F. Welch

/s/ R. Jamison Williams, Jr. *                       Director     March 26, 1998
-------------------------------------------------
         R. Jamison Williams, Jr.




*By:      /s/ John F. Farmer
          ---------------------------------------
          Attorney-in-Fact

                                  EXHIBIT INDEX

The following constitutes the exhibits to the report on Form 10-K of the Company for the year ended December 31, 1997:

    Exhibit                                                                                            Sequential
    Number                                    Description of Exhibit                                   Page Number
------------                                 ------------------------                                 ------------
      3.1          Certificate of Incorporation, as amended, which is                                      N/A
                   incorporated by reference from Exhibit 3.1 of the Company's
                   Registration Statement on Form S-1, File No. 33-66760, filed with the Securities and Exchange Commission on July 30, 1993,
                   as amended.

      3.2          Amended and Restated Bylaws of Detroit Diesel Corporation,                              N/A
                   which is incorporated by reference from Exhibit 3.2 of the
                   Company's Registration Statement on Form S-1, File No.
                   33-66760, filed with the Securities and Exchange Commission on July 30, 1993, as amended.

      4.1          Termination, Replacement and Restatement Agreement dated as                             N/A
                   of June 7, 1995 among Detroit Diesel Corporation, the Lenders listed on Exhibit A and Chemical Bank, as agent for the
                   lenders, which is incorporated by reference from Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q, File No.
                   1-12394, filed with the Securities and Exchange Commission on
                   August 10, 1995.

      4.1.1        First Amendment to the Termination, Replacement and                                     N/A
                   Restatement Agreement, dated November 22, 1996, among Detroit
                   Diesel Corporation, the several banks and other financial
                   institutions and Chemical Bank, as agent for the Lenders and the predecessor in interest of The Chase Manhattan Bank, now acting as agent for the Lenders, which is incorporated by
                   reference from Exhibit 4.1.1 of the Company's Annual Report on Form 10-K, File No. 1-12394, filed with the Securities and
                   Exchange Commission on March 27, 1997.


    Exhibit                                                                                            Sequential
    Number                                    Description of Exhibit                                   Page Number
   ---------                                 ------------------------                                 -------------
      4.2          Specimen Form of Certificate for Common Stock, which is                                 N/A
                   incorporated by reference from Exhibit 4.4 of the Company's
                   Registration Statement on Form S-1, File No. 33-66760, filed with the Securities and Exchange Commission on July 30, 1993,
                   as amended.

                   Long-term debt instruments and credit facility agreements of                            N/A
                   the Detroit N/A Diesel Corporation, under each of which the authorized debt is equal to less than 10% of the total assets of the Detroit Diesel Corporation and its subsidiaries on a consolidated basis, are not filed as exhibits to this report.
                   Detroit Diesel Corporation agrees to furnish to the
                   Commission, upon request, copies of any such unfiled
                   instruments.

      10.1         Form of 1993 Stock Incentive Plan, which is incorporated by                             N/A
                   reference from Exhibit 10.1 of the Company's Registration
                   Statement on Form S-1, File No. 33-66760, filed with the
                   Securities and Exchange Commission on July 30, 1993, as
                   amended.

      10.1.1       Form of 1993 Stock Incentive Plan Restricted Stock Award and                            N/A
                   Deferred Stock N/A Award, which is incorporated by reference from Exhibit 10.1.1 of the Company's Registration Statement on Form S-1, File no. 33-66760, filed with the Securities and
                   Exchange Commission on July 30, 1993, as amended.

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

      #10.3        Development Agreement, dated as of December 21, 1992, between                           N/A
                   Detroit Diesel Corporation and Mercedes-Benz AG, which is
                   incorporated by reference from Exhibit 10.3 of the Company's
                   Registration Statement on Form S-1, File No. 33-66760, filed with the Securities and Exchange Commission on July 30, 1993,
                   as amended.

    Exhibit                                                                                            Sequential
    Number                                    Description of Exhibit                                   Page Number
   ---------                                 ------------------------                                 -------------

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

      10.5         Financing Agreement between Diesel Project Development, Inc.                            N/A
                   and Detroit Diesel Corporation, dated as of April 30, 1993, which is incorporated by reference from Exhibit 10.5 of the
                   Company's Registration Statement on Form S-1, File No.
                   33-66760, filed with the Securities and Exchange Commission on July 30, 1993, as amended.

      10.6         Amended and Restated Lease Agreement by and between Corporate                           N/A
                   Property Associates 8, L.P., and Corporate Property
                   Associates 9, L.P. and Detroit Diesel Corporation, dated as of May 24, 1994, which is incorporated by reference from
                   Exhibit 10.6 of Amendment No. 1 to the Company's Registration
                   Statement on Form S-1, File No. 33-79286, filed with the
                   Securities and Exchange Commission on June 15, 1994.

      10.7         Lease Agreement, dated June 30, 1988, between the Timken                                N/A
                   Company and Detroit Diesel Corporation, which is incorporated by reference from Exhibit 10.7 of the Company's Registration
                   Statement on Form S-1, File No. 33-66760, filed with the
                   Securities and Exchange Commission on July 30, 1993, as
                   amended.

      10.8         Agreement for Data Processing Services between Electronic                               N/A
                   Data Systems Corporation and the Company, dated as of January
                   1, 1988 (as amended and effective through December 31, 2003), which is incorporated by reference from Exhibit 10.9 of the
                   Company's Registration Statement on Form S-1, File No.
                   33-66760, filed with the Securities and Exchange Commission on July 30, 1993, as amended.

    Exhibit                                                                                            Sequential
    Number                                    Description of Exhibit                                   Page Number
   ---------                                 ------------------------                                 -------------
      10.9         Master Lease Agreement between Detroit Diesel Corporation and                           N/A
                   GECC, dated as of May 26, 1992, which is incorporated by
                   reference from Exhibit 10.11 of the Company's Registration
                   Statement on Form S-1, File No. 33-66760, filed with the
                   Securities and Exchange Commission on July 30, 1993, as
                   amended.

      #10.10       Requirements Agreement between Diesel Technology Company and                            N/A
                   Detroit Diesel Corporation, dated February 17, 1992, which is incorporated by reference from Exhibit 10.15 of the Company's
                   Registration Statement on Form S-1, File No. 33-66760, filed with the Securities and Exchange Commission on July 30, 1993,
                   as amended.

      10.11        Purchase Agreement between Detroit Diesel Corporation and                               N/A
                   Penske Truck Leasing Corporation, dated October 7, 1993,
                   related to purchase of remanufacturing business, which in
                   incorporated by reference from Exhibit 10.18 of the Company's
                   Registration Statement on Form S-1, File No. 33-66760, filed with the Securities and Exchange Commission on July 30, 1993,
                   as amended.

      10.12        Employment Agreement, dated February 1, 1989, between Penske                            N/A
                   Transportation, Inc. and A. Gordon Clark, as amended, assumed by Detroit Diesel Corporation, which is incorporated by
                   reference from Exhibit 10.19 of the Company's Registration
                   Statement on Form S-1, File No. 33-66760, filed with the
                   Securities and Exchange Commission on July 30, 1993, as
                   amended.

      10.12.1      Second Amendment to Employment Agreement dated as of January                            N/A
                   31, 1995, between Detroit Diesel Corporation, as assignee of
                   Penske Transportation, Inc., and A. Gordon Clark, which is incorporated by reference from Exhibit 10.12.1 of the
                   Company's Annual Report on Form 10-K, File No. 1-12394, filed with the Securities and Exchange Commission on March 31,
                   1995, as amended.

    Exhibit                                                                                            Sequential
    Number                                    Description of Exhibit                                   Page Number
   ---------                                 ------------------------                                 -------------
      10.13        Restated Share Purchase Agreement by and between Montagu                                N/A
                   Private Equity Investments Limited and others, and Detroit
                   Diesel Corporation, dated January 4, 1995, which is
                   incorporated by reference from Exhibit 10.13 of the Company's
                   Annual Report on Form 10-K, File No. 1-12394, filed with the
                   Securities and Exchange Commission on March 31, 1995, as
                   amended.

      #10.14       TED Joint Development and License Agreement by and among                                N/A
                   Detroit Diesel Corporation and Mercedes-Benz
                   Aktiengesellschaft and MTU Motoren- und Turbinen-Union
                   Friedrichschafen GmbH, dated September 5, 1994, which is
                   incorporated by reference from Exhibit 10.3 of the Company's
                   Quarterly Report on Form 10-Q, File No. 1-12394, filed with the Securities and Exchange Commission on November 11, 1994.

      #10.15       FEAT Joint Development and License Agreement by and between                             N/A
                   MTU Motoren- und Turbinen-Union Friedrichschafen GmbH and
                   Detroit Diesel Corporation, dated June 28, 1994, which is
                   incorporated by reference from Exhibit 10.4 of the Company's
                   Quarterly Report on Form 10-Q, File No. 1-12394, filed with the Securities and Exchange Commission on November 11, 1994.

      10.15.1      Amendment to FEAT Joint Development and License Agreement by                            N/A
                   and between MTU Motoren- und Turbinen-Union Friedrichschafen
                   GmbH and Detroit Diesel Corporation, dated June 28, 1994,
                   which is incorporated by reference from Exhibit 10.4.1 of the
                   Company's Quarterly Report on Form 10-Q, File No. 1-12394,
                   filed with the Securities and Exchange Commission on November
                   11, 1994.

      10.16        Mutual Distribution Agreement by and between Detroit Diesel                             N/A
                   Corporation and MTU Motoren- und Turbinen-Union
                   Friedrichschafen GmbH, dated June 28, 1994, which is
                   incorporated by reference from Exhibit 10.5 of the Company's
                   Quarterly Report on Form 10-Q, File No. 1-12394, filed with the Securities and Exchange Commission on November 11, 1994.

    Exhibit                                                                                            Sequential
    Number                                    Description of Exhibit                                   Page Number
   ---------                                 ------------------------                                 -------------

      10.17        Joinder Agreement by and between Detroit Diesel Corporation,                            N/A
                   Mercedes-Benz AG and Motoren- und Turbinen-Union
                   Friedrichschafen GmbH, dated July 13, 1994, which is
                   incorporated by reference from Exhibit 10.6 of the Company's
                   Quarterly Report on Form 10-Q, File No. 1-12394, filed with the Securities and Exchange Commission on November 11, 1994.






      11.1         Statement re: Computation of Per Share Earnings                                         64

      21.1         List of Subsidiaries                                                                    65

      23.1         Consent of Deloitte & Touche LLP                                                        66

      25.1         Powers of Attorney of Directors and Officers of the
                   Registrant                                                                              67

      27           Financial Data Schedule                                                                 74


-------------------

# Does not include certain information as to which the Company has been granted confidential treatment.