Form 10-Q
period 1998-03-31
DETROIT DIESEL CORP
filed 1998-05-14
CIK 910058

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.   20549


                                  FORM 10-Q


      (X)  Quarterly Report Pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934 for the quarterly period ended MARCH 31, 1998.

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
Yes [X]   No [  ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


COMMON STOCK $0.01 PAR VALUE                         24,700,566 SHARES
----------------------------                    --------------------------
       Class                                    Outstanding at May 1, 1998

     This report contains 22 pages.  The exhibit index is on page 14.

                               TABLE OF CONTENTS

                                                                        PAGE NO.
PART I - FINANCIAL INFORMATION

          ITEM 1.  FINANCIAL STATEMENTS.

                Consolidated Statements of Income for the
                Three Months Ended March 31, 1998 and 1997                  3

                Consolidated Balance Sheets at March 31, 1998
                and December 31, 1997                                       4

                Consolidated Statements of Cash Flows for the
                Three Months Ended March 31, 1998 and 1997                  5

                Notes to Unaudited Consolidated Financial Statements        6

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS.           8

 PART II - OTHER INFORMATION

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.    11

          ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.                       12

SIGNATURE                                                                  13

EXHIBIT INDEX                                                              14

                         PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                           DETROIT DIESEL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                         1998            1997
                                                       -------         -------
Net revenues                                           $ 588.8         $ 519.7

Cost of sales                                            454.4           397.5
                                                       -------         -------

     Gross profit                                        134.4           122.2

Expenses:

     Selling and administrative                           91.2            83.3

     Research and development                             24.5            25.5

     Interest                                              3.3             3.2
                                                       -------         -------

          Total                                          119.0           112.0

Income before income taxes                                15.4            10.2

Provision for income taxes                                 5.7             3.8
                                                       -------         -------

Net income                                             $   9.7         $   6.4
                                                       =======         =======

Basic net income per share                             $   .39         $   .26
                                                       =======         =======
Diluted net income per share                           $   .39         $   .26
                                                       =======         =======





See accompanying Notes to Unaudited Consolidated Financial Statements.

                           DETROIT DIESEL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


                                                                          MARCH 31,      DEC. 31,
                                                                            1998           1997
                                                                          ---------     ---------
ASSETS                                                                   (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                                 $     8.8     $     3.2
Receivables, net of allowances of $4.7 and $4.4, respectively                 356.6         318.8
Inventories                                                                   310.7         305.8
Prepaid expenses, deferred charges and other current assets                    12.4          13.0
Deferred tax assets                                                            52.0          52.1
                                                                          ---------     ---------
          TOTAL CURRENT ASSETS                                                740.5         692.9
PROPERTY, PLANT AND EQUIPMENT:
Net of accumulated depreciation of $162.8 and $153.7, respectively            296.0         298.3
DEFERRED TAX ASSETS                                                            18.4          18.4
INTANGIBLE ASSETS, net                                                        100.8         104.8
OTHER ASSETS                                                                   41.1          42.1
                                                                          ---------     ---------
          TOTAL ASSETS                                                    $ 1,196.8     $ 1,156.5
                                                                          =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable                                                             $    30.0     $    44.7
Accounts payable                                                              329.2         297.0
Accrued expenses                                                              188.4         175.0
Current portion of long-term debt and capital leases                            2.8           6.9
                                                                          ---------     ---------
          TOTAL CURRENT LIABILITIES                                           550.4         523.6
LONG-TERM DEBT AND CAPITAL LEASES                                              74.6          73.8
OTHER LIABILITIES                                                             186.8         182.5
DEFERRED TAX LIABILITIES                                                       25.0          25.3
DEFERRED INCOME                                                                 5.8           5.9
MINORITY INTERESTS                                                               .6            .6
COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.01 per share, no shares issued                    -             -
Common stock, par value $0.01 per share, 24.7 million shares issued              .2            .2
Additional paid-in capital                                                    224.2         224.2
Retained earnings                                                             148.5         138.8
Additional minimum pension adjustment                                          (9.7)         (9.7)
Currency translation adjustment                                                (9.6)         (8.7)
                                                                          ---------     ---------
          TOTAL STOCKHOLDERS' EQUITY                                          353.6         344.8
                                                                          ---------     ---------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 1,196.8     $ 1,156.5
                                                                          =========     =========


See accompanying Notes to Unaudited Consolidated Financial Statements.

                           DETROIT DIESEL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)


                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                   1998       1997
                                                                                  -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                     $   9.7    $   6.4
   Adjustments to reconcile net income to net cash from operating activities:
   Depreciation and amortization                                                     11.5        9.1
   Changes in assets and liabilities which provided (used) cash:
       Accounts and notes receivable                                                (38.9)     (39.8)
       Inventories                                                                   (5.5)      (7.9)
       Prepaid expenses, deferred charges and other current assets                     .6        3.6
       Deferred taxes                                                                  .3        (.4)
       Accounts payable                                                              34.4       40.5
       Accrued expenses and other liabilities                                        18.6      (10.1)
       Other assets                                                                  (5.0)       2.8
                                                                                  -------    -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                            25.7        4.2
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property, plant and equipment                                    (10.2)     (15.4)
    Proceeds from sale of property, plant and equipment                               -           .2
    Investments in and advances to affiliates                                         -         (2.5)
    Acquisition of subsidiaries                                                       -         (1.8)
    Proceeds from sale of investment                                                  6.4        -
                                                                                  -------    -------
NET CASH USED IN INVESTING ACTIVITIES                                                (3.8)     (19.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings from notes payable                                               (14.4)      (6.6)
    Net proceeds (borrowings) from long-term debt                                    (2.1)      37.8
                                                                                  -------    -------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                 (16.5)      31.2
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                           .2        (.2)
                                                                                  -------    -------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                             5.6       15.7
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                                  3.2        3.0
                                                                                  -------    -------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                                $   8.8    $  18.7
                                                                                  =======    =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                                      $   3.3    $   3.1
                                                                                  =======    =======
    Income Taxes                                                                  $   -      $    .4
                                                                                  =======    =======
  Noncash investing and financing activities:
    Issuance of debt to acquire subsidiary                                        $   -      $   7.2
                                                                                  =======    =======



See accompanying Notes to Unaudited Consolidated Financial Statements.

DETROIT DIESEL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - FINANCIAL STATEMENTS.
     The accompanying unaudited consolidated financial statements have been prepared by management and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Detroit Diesel Corporation and its majority-owned subsidiaries ("Detroit Diesel" or the "Company") as of March 31, 1998 and December 31, 1997 and the results of its operations for the three month periods ended March 31, 1998 and 1997 and its cash flows for the three month periods ended March 31, 1998 and 1997.

     The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's 1997 Annual Report to Stockholders. The results of operations for the three-month period ended March 31, 1998 will not necessarily be indicative of the operating results of the full year.

NOTE 2 - INVENTORIES.
     At March 31, 1998 and December 31, 1997, inventories (principally using the first-in, first-out method) consist of the following:




                                                          March 31,          Dec. 31,
($ in millions)                                             1998               1997
                                                           --------           --------
                                                          (Unaudited)
Productive                                                 $  169.8           $  178.4
Service parts                                                  98.3               90.7
Remanufactured parts                                           36.6               30.4
Non-productive                                                  6.0                6.3
                                                           --------           --------
                                                           $  310.7           $  305.8
                                                           ========           ========
The components of productive inventory are:

Material                                                       51%                49%
Work in process                                                24%                24%
Finished product                                               25%                27%

NOTE 3 - INTANGIBLE ASSETS.
     Intangible assets include goodwill of $62.5 million and $65.1 million at March 31, 1998 and December 31, 1997, respectively. Accumulated amortization of intangible assets as of March 31, 1998 and December 31, 1997 was $19.9 million and $18.8 million, respectively.

NOTE 4 - NET INCOME PER SHARE.
     Basic net income per share represents net income available to common stockholders divided by the weighted average number of common shares outstanding during the period. For the three months ended March 31, 1998 and 1997, the weighted average number of shares outstanding were 24,700,566 shares and 24,698,066 shares, respectively.

     Diluted net income per share represents net income available to common stockholders divided by the weighted average number of common shares outstanding during the period plus the weighted average diluted effect of the Company's incentive stock options outstanding during the period calculated using the treasury stock method. The dilutive effect of the Company's incentive stock options for the three months ended March 31, 1998 and 1997 were 61,683 shares and 304 shares, respectively.

NOTE 5 - COMMITMENTS AND CONTINGENCIES.
     The Company is contingently liable for letters of credit and guarantees to banks aggregating $49.2 million at March 31, 1998.

NOTE 6 - COMPREHENSIVE INCOME.
     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income, which requires that all items recognized as components of other comprehensive income be reported in the financial statements. Comprehensive income for the Company generally represents items that are reported as components of stockholders' equity in accordance with generally accepted accounting principles but have not been recognized as part of net income. For example, other comprehensive income may include foreign currency translation adjustments, minimum pension liability adjustments, and deferred compensation on restricted stock.

     The reconciliation of net income to comprehensive income for the three months ended March 31, 1998 and 1997 follows:


                                                                     1998              1997
                                                                     ----              ----
Net income                                                           $ 9.7             $ 6.4

Other comprehensive income:
  Foreign currency translation adjustment                             (0.9)             (3.0)
  Deferred compensation on restricted stock                            -                 0.1
                                                                     -----             -----
Total other comprehensive income                                      (0.9)             (2.9)
                                                                     -----             -----

Comprehensive income                                                 $ 8.8             $ 3.5
                                                                     =====             =====

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The percentage relationships between net revenues and other elements of the Company's Consolidated Statements of Income for the comparative reporting periods were:
                                                                `

                                                                                Three Months Ended
                                                                                      March 31,
                                                                                 1998            1997
                                                                             -------------    -----------
Net revenues                                                                         100.0%         100.0%
Cost of sales                                                                         77.2%          76.5%
                                                                                     -----          -----
     Gross profit                                                                     22.8%          23.5%
Expenses:
Selling and administrative                                                            15.4%          16.1%
Research and development                                                               4.2%           4.9%
Interest                                                                               0.6%           0.6%
                                                                                     -----          -----
     Total                                                                            20.2%          21.6%
Income before income taxes                                                             2.6%           1.9%
Provision for income taxes                                                             0.9%           0.7%
                                                                                     -----          -----
Net income                                                                             1.7%           1.2%
                                                                                     =====          =====

The Company's net revenues for each of its markets were:

                                                                                  Three Months Ended
                                                                                      March 31,
($ In millions)                                                                      1998            1997
                                                                                ----------     ----------
On-Highway                                                                           $ 332          $ 276
Off-Road                                                                               160            137
Automotive                                                                              63             71
Power Generation                                                                        34             36
                                                                                     -----          -----
     Net revenues                                                                     $589           $520
                                                                                     =====          =====

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997

     NET REVENUES. Net revenues for the three months ended March 31, 1998 were $588.8 million, an increase of $69.1 million, or 13% from $519.7 million for the comparable period of 1997. The increase in net revenues during the first quarter 1998 reflects a 20% increase in heavy-duty engine unit sales to approximately 22,900 units, combined with moderate growth in service parts and remanufactured component sales. Total units sales for the three months ended March 31, 1998 were over 43,700 units, up 9% compared to 39,900 units for the three months ended March 31, 1997. The growth in units sales is attributable to increased sales of the

Company's Series 60 engine and the ramp up in volume of the Series 2000 and Series 4000 engines, somewhat offset by a decline in two cycle unit sales.

     Net revenues in the on-highway market for the three months ended March 31, 1998 increased 20% principally on the strength of Series 60 engine sales in the on-highway heavy-duty truck market. Off-road market revenues grew 17% for the three months ended March 31, 1998 compared to the same period last year. Sales of Series 2000 and Series 4000 units increased coupled with the timing of military shipments during the quarter.

     Automotive market revenues declined 11% for the three months ended March 31, 1998 compared to the same period last year principally due to changes in the value of the Italian Lira. Unit sales in this market remain strong, although unit sales and revenue growth in this market are expected to decline during the remainder of 1998 as certain automotive programs are either completed or transmitted.

     GROSS PROFIT. Gross profit for the three months ended March 31, 1998 was $134.4 million, or 22.8% of net revenues, compared to $122.2 million, or 23.5% of net revenues, for the three months ending March 31, 1997, representing an increase of approximately $12 million. Gross margin in the first quarter of 1998 was affected by several factors including the mix of engine revenues versus service parts revenues during the quarter.
Additionally, the composition of the two-cycle engine mix and capacity constraints associated with the Company's Series 60 engine contributed to the deterioration in margin. The Company expects that margins in 1998 will be consistent with gross margin for 1997.

     SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses were $91.2 million for the three months ended March 31, 1998, compared to $83.3 million for the three months ended March 31, 1997, an increase of $7.9 million. The increase in selling and administrative expenses is due to the increase in sales volume in the first quarter of 1998.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $24.5 million for the three months ended March 31, 1998, compared to $25.5 million for the three months ended March 31, 1997, a decrease of $1.0 million. The decrease in R&D expenses reflects the decrease in spending on Series 2000/4000 engine development as the new products were launched in late 1997, offset by spending associated with product enhancements and emissions-related efforts.

     INTEREST EXPENSE. Interest expense was $3.3 million for the three months ended March 31, 1998, consistent with the comparable period of 1997, despite the increase in business volumes.

     INCOME TAX EXPENSE. Income tax expense is reported during interim reporting periods on the basis of the Company's estimated annual effective tax rate for the taxable jurisdictions in which the Company operates. The Company estimates that its annual effective tax rate of 1998 is approximately 37%.

     NET INCOME. Net income for the three months ended March 31, 1998 was $9.7 million, an increase of $3.3 million, or 51%, from $6.4 million for the comparable period of 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company's primary sources of liquidity have been cash provided by operations, and bank borrowings under various revolving lines of credit and bank notes, including the Company's $300 million revolving line of credit, of which approximately $263 million was available as of March 31, 1998. Additionally, the Company's subsidiary, VM Motori S.p.A. ("VM"), has $50.7 million in unsecured, short-term lines of credit with several banks, of which approximately $40.7 million was available at March 31, 1998.

     Cash provided by operations for the three months ended March 31, 1998 was approximately $25.7 million, reflecting the Company's net income and non-cash items offset by changes in working capital.

     Capital expenditures were $10.2 million for the first three months of 1998 and were used to expand and enhance Series 60 engine production capacity, Series 2000 and 4000 equipment and tooling, to upgrade engineering facilities, equipment and systems and for various capital projects at the subsidiary locations.

     The Company is subject to risks of changes in foreign currency exchange rates due to its operations located outside of the United States. Changes in foreign currency exchange rates are generally reported as a component of stockholders' equity. Changes in the value of the Italian Lira, the Singapore Dollar and the Brazilian Real will impact the Company's translation adjustments in the future. Additionally, the Company has recorded liabilities approximating 25.1 million in Deutsche Marks ("DM") as of March 31, 1998. Changes in the value of the DM versus the United States Dollar will affect the Company's results of operations and financial position.

     The Company is in the process of addressing its compliance with Year 2000 issues related to its manufacturing systems, business computer systems, and software and hardware products. The Company is in the process of updating its current systems and software to a new operating environment, and the modifications are expected to be completed by the end of 1998 to permit sufficient test time during 1999. The Company is also reviewing its software and hardware and is developing appropriate plans to assure year 2000 compliance. The Company believes that the costs associated with Year 2000 compliance will not be material to its results of operations or financial position, although the total cost of compliance is not yet known.

     As discussed in the Company's 1997 Form 10-K, the Company and the heavy-duty diesel engine industry are having on-going discussions with the U.S. Environmental Protection Agency ("EPA"), the U.S. Department of Justice and the California Air Resources Board to address NOx emissions from heavy-duty diesel engines under certain driving conditions. The Company believes its engines are in compliance with EPA emissions standards and fully supports cooperative efforts of industry and government to meet increasingly stringent Clean Air Act emissions standards. At this stage, the Company cannot predict the final results of these discussions. Please refer to the Compnay's 1997 Form 10-K on file with the Securities and Exchange Commission for more information.

The Company expects that it will be able to satisfy on-going cash requirements (including capital expenditures for environmental compliance and other projects), for the next 12 months and thereafter, with cash flow from operations, supplemented, if necessary, by borrowings under its $300 million revolving line of credit.

PROSPECTIVE INFORMATION

     The Company anticipates improved financial performance in 1998, based upon current forecasts, primarily generated through a continued emphasis on cost reduction activities and operating performance enhancements, combined with moderate overall revenue growth. Increased shipments of the Series 2000 and Series 4000 engines in off-road markets are anticipated, while the transition of certain customer programs within the automotive sector is expected to result in lower unit volume in 1998. Exposure to the Asia region for the Company is limited, and primarily concentrated within the power generation market. The recent economic events in this region may affect the growth of this market for the rest of 1998.

     The Company's primary production facility located in Michigan employs approximately 2,000 employees represented by the International Union, The United Automobile, Aerospace and Agricultural Implement Workers of America, Local 163 ("UAW") under a four-year collective bargaining agreement which expires on August 30, 1998. The Company has no reason to believe it will not reach a satisfactory new agreement with the UAW, although negotiations have not yet commenced.

NEW ACCOUNTING PRONOUNCEMENTS.

     In June 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement establishes standards for the way public companies report information about operating segments and requires select information be reported in both interim and annual reports. The Statement is effective for fiscal years beginning after December 15, 1997, but need not be applied to interim financial statements in the initial year of application, although restatement of interim periods presented is required in subsequent interim reports. The Company is required to adopt this standard for the 1998 annual report.

     In February 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This Statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. This Statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures. Restatement of disclosures for earlier periods is required. This Statement is effective for the Company's financial statements for the year ended December 31, 1998.

CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR" UNDER THE PRIVATE SECURITIES REFORM ACT OF 1995

     This document may include projections, forecasts and other forward-looking statements about the Company, the industry in which it competes and the markets it serves. The achievement of such projections, forecasts and other forward-looking statements is subject to certain risks and uncertainties, fully detailed in the "Cautionary Statement for purposes of 'Safe Harbor' under the Private Securities Act of 1995" in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, which is on file with the Securities and Exchange Commission.

                          PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its annual meeting of stockholders on April 29, 1998. At this meeting, an election was held (i) to elect four directors to serve three-year terms expiring at the 2001 annual meeting, and (ii) to ratify the appointment of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending December 31, 1998. The voting results for each item are summarized in the table below:


ELECTION OF DIRECTORS:            FOR       WITHHELD
                                  ---       --------
John E. Doddridge              23,544,118     62,169
Ludvik F. Koci                 23,537,189     69,098
Dr. Kurt J. Lauk               22,055,566  1,550,721
Charles G. McClure             23,539,864     66,423


APPROVAL OF AUDITORS:             FOR       AGAINST   ABSTAIN
                               ----------  ---------  -------
Deloitte & Touche  LLP         23,593,185      5,274    7,828

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

EXHIBIT NUMBER  DESCRIPTION
--------------  -----------
4 Second Amendment to the Termination, Replacement and Restatement Agreement dated February 27, 1998, among Detroit Diesel Corporation, the several banks and other financial institutions parties thereto and Chemical Bank, as agent for the Lenders and the predecessor in interest of the Chase Manhattan Bank, now acting as agent for the Lenders.

11              Statement of Computation of Earnings Per Share

27              Financial Data Schedule

(b) The Company filed a Form 8-K on March 13, 1998 regarding the appointment of Robert E. Belts as Senior Vice President - Finance and Chief Financial Officer of Detroit Diesel Corporation, effective March 9, 1998, under Item 5 - "Other Events" of such report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          DETROIT DIESEL CORPORATION

Date: May 14, 1998

                                          By:     /s/ R. E. Belts
                                                  ---------------
                                                  R. E. Belts

                                          Its:    Senior Vice President-Finance
                                                  and Chief Financial Officer
                                                  (Principal Financial Officer)

                                 EXHIBIT INDEX

     The following constitutes the exhibits to the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 1998:



                                                                     SEQUENTIAL
EXHIBIT NUMBER                        EXHIBIT                        PAGE NUMBER
--------------  ---------------------------------------------------  -----------
      4         Second Amendment to the Termination, Replacement         15
                and Restatement Agreement dated February 27, 1998, among Detroit Diesel Corporation, the several banks and other financial institutions parties thereto and Chemical Bank, as agent for the Lenders and the predecessor in interest of the Chase Manhattan Bank, now acting as agent for the Lenders.

      11        Statement of Computation of Earnings Per Share           21

      27        Financial Data Schedule                                  22