Form 10-Q
period 1998-06-30
DETROIT DIESEL CORP
filed 1998-08-12
CIK 910058

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


         (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended JUNE 30, 1998.
                  -------------

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

         COMMON STOCK $0.01 PAR VALUE                     24,702,066 SHARES
         ----------------------------                     -----------------
                   Class                            Outstanding at July 31, 1998


         This report contains 16 pages. The exhibit index is on page 14.

                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------
PART I - FINANCIAL INFORMATION

           ITEM 1.  FINANCIAL STATEMENTS.

                  Consolidated Statements of Income for the
                  Three and Six Months Ended June 30, 1998 and 1997          3

                  Consolidated Balance Sheets at June 30, 1998
                  and December 31, 1997                                      4

                  Consolidated Statements of Cash Flows for the
                  Six Months Ended June 30, 1998 and 1997                    5

                  Notes to Unaudited Consolidated Financial Statements       6

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS.           8

PART II - OTHER INFORMATION

           ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.                       12

SIGNATURE                                                                   13

EXHIBIT INDEX                                                               14

                         PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                           DETROIT DIESEL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                          THREE MONTHS ENDED    SIX MONTHS ENDED
                                               JUNE 30,             JUNE 30,
                                          1998      1997       1998        1997
                                          ----      ----       ----        ----

Net revenues                           $   556.3 $   557.4 $   1,145.1 $   1,077.1

Cost of sales                              425.3     431.4       879.7       828.9
                                       --------- --------- ----------- -----------

    Gross profit                           131.0     126.0       265.4       248.2

Expenses:

    Selling and administrative              88.0      86.3       179.2       169.6

    Research and development                23.7      23.8        48.2        49.3

    Interest                                 2.7       3.4         6.0         6.6
                                       --------- --------- ----------- -----------

      Total                                114.4     113.5       233.4       225.5
                                       --------- --------- ----------- -----------

Income before income taxes and              16.6      12.5        32.0        22.7
minority interests

Provision for income taxes                   6.1       5.1        11.8         8.9

Minority interests                           0.1                   0.1
                                       --------- --------- ----------- -----------

Net income                             $    10.4 $     7.4 $      20.1 $      13.8
                                       ========= ========= =========== ===========

Basic net income per share             $     .42 $     .30 $       .81 $       .56
                                       ========= ========= =========== ===========

Diluted net income per share           $     .42 $     .30 $       .81 $       .56
                                       ========= ========= =========== ===========




See accompanying Notes to Unaudited Consolidated Financial Statements.

                           DETROIT DIESEL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


                                                                         JUNE 30,     DEC. 31,
                                                                          1998          1997
                                                                          ----          ----
ASSETS                                                                 (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                              $      2.5  $      3.2
Receivables, net of allowances of $5.3 and $4.4, respectively               345.3       318.8
Inventories                                                                 320.4       305.8
Prepaid expenses, deferred charges and other current assets                  14.4        13.0
Deferred tax assets                                                          55.1        52.1
                                                                       ----------  ----------
  TOTAL CURRENT ASSETS                                                      737.7       692.9
PROPERTY, PLANT AND EQUIPMENT -
Net of accumulated depreciation of $172.5 and $153.7, respectively          298.1       298.3
DEFERRED TAX ASSETS                                                          17.6        18.4
INTANGIBLE ASSETS, NET                                                      117.2       104.8
OTHER ASSETS                                                                 43.2        42.1
                                                                       ----------  ----------
  TOTAL ASSETS                                                         $  1,213.8  $  1,156.5
                                                                       ==========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable                                                          $     21.1  $     44.7
Accounts payable                                                            311.5       297.0
Accrued expenses                                                            199.2       175.0
Current portion of long-term debt and capital leases                          4.4         6.9
                                                                       ----------  ----------
  TOTAL CURRENT LIABILITIES                                                 536.2       523.6
LONG-TERM DEBT AND CAPITAL LEASES                                            84.0        73.8
OTHER LIABILITIES                                                           197.0       182.5
DEFERRED TAX LIABILITIES                                                     26.8        25.3
DEFERRED INCOME                                                               5.7         5.9
MINORITY INTERESTS                                                             .7          .6
COMMITMENTS AND CONTINGENCIES (NOTE 7)
STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.01 per share, no shares issued                  -           -
Common stock, par value $0.01 per share, 24.7 million shares issued            .2          .2
Additional paid-in capital                                                  224.2       224.2
Retained earnings                                                           158.9       138.8
Additional minimum pension adjustment                                        (9.7)       (9.7)
Currency translation adjustment                                             (10.2)       (8.7)
                                                                       ----------  ----------
  TOTAL STOCKHOLDERS' EQUITY                                                363.4       344.8
                                                                       ----------  ----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $  1,213.8  $  1,156.5
                                                                       ==========  ==========

                           DETROIT DIESEL CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)
                                   (UNAUDITED)




                                                                                       SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                         1998     1997
                                                                                       -------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                          $  20.1  $  13.8
   Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                     23.4     18.5
        Changes in assets and liabilities which provided (used) cash:
           Accounts and notes receivable                                                 (24.7)   (29.2)
           Inventories                                                                   (14.7)     3.3
           Prepaid expenses, deferred charges and other current assets                    (1.4)     5.6
           Deferred taxes                                                                  (.6)    (4.8)
           Accounts payable                                                               14.1     39.4
           Accrued expenses and other liabilities                                         36.2      5.3
           Other assets                                                                   (7.0)     6.1
                                                                                       -------  -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                 45.4     58.0
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property, plant and equipment                                         (20.1)   (33.8)
    Proceeds from sale of property, plant and equipment                                    1.5      (.3)
    Investments in and advances to affiliates                                              -       (2.5)
    Acquisition of subsidiaries, net of dispositions                                     (13.1)     2.9
                                                                                       -------  -------
NET CASH USED IN INVESTING ACTIVITIES                                                    (31.7)   (33.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings from notes payable                                                    (23.2)     7.9
    Net proceeds from (repayments of)  long-term debt                                      8.5    (25.8)
    Exercise of stock options                                                               .1
                                                                                       -------  -------
NET CASH USED IN FINANCING ACTIVITIES                                                    (14.6)   (17.9)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                .2       .1
                                                                                       -------  -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       (.7)     6.5
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                                       3.2      3.0
                                                                                       -------  -------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                                     $   2.5  $   9.5
                                                                                       =======  =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                                           $   6.4  $   6.5
                                                                                       =======  =======
    Income Taxes                                                                       $   8.8  $   1.5
                                                                                       =======  =======
  Noncash investing and financing activities:

    Issuance of debt to acquire subsidiary                                                      $   7.2
                                                                                                =======


See accompanying Notes to Unaudited Consolidated Financial Statements.

DETROIT DIESEL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - FINANCIAL STATEMENTS.
         The accompanying unaudited consolidated financial statements have been prepared by management and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Detroit Diesel Corporation and its majority-owned subsidiaries ("Detroit Diesel" or the "Company") as of June 30, 1998 and December 31, 1997 and the results of its operations for the three and six month periods ended June 30, 1998 and 1997 and its cash flows for the six month periods ended June 30, 1998 and 1997.

         The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's 1997 Annual Report to Stockholders. The results of operations for the three and six month periods ended June 30, 1998 will not necessarily be indicative of the operating results of the full year.

NOTE 2 - INVENTORIES.



                                           JUNE 30,           DEC. 31,
($ in millions)                              1998               1997
                                             ----               ----
                                          (Unaudited)

Productive                                $      184.9     $      178.4
Service parts                                     95.6             90.7
Remanufactured parts                              33.7             30.4
Non-productive                                     6.2              6.3
                                          ------------     ------------
                                          $      320.4     $      305.8
                                          ============     ============


The components of productive inventory are:

Material                                            54%              49%
Work in process                                     22%              24%
Finished product                                    24%              27%

NOTE 3 - INTANGIBLE ASSETS.
         Intangible assets include goodwill of $80.0 million and $65.1 million at June 30, 1998 and December 31, 1997, respectively. Accumulated amortization of intangible assets as of June 30, 1998 and December 31, 1997 was $22.5 million and $18.8 million, respectively.

NOTE 4 - NET INCOME PER SHARE.
         Basic net income per share represents net income available to common stockholders divided by the weighted average number of common shares outstanding during the period. For the three and six months ended June 30, 1998, the weighted average number of shares outstanding were 24,701,899 and 24,701,858, respectively. The weighted average number of shares outstanding were 24,699,566 for the three and six months ended June 30, 1997, respectively.

         Diluted net income per share represents net income available to common stockholders divided by the weighted average number of common shares outstanding during the period plus the weighted average dilutive effect of the Company's incentive stock options outstanding during the period calculated using the treasury stock method. The dilutive effect of the Company's incentive stock options for the three and six months ended June 30, 1998 were 102,768 shares and 82,891 shares, respectively. The dilutive effect of the Company's incentive stock options for the three and six months ended June 30, 1997 were 40,687 shares and 13,964 shares, respectively.

NOTE 5 - COMMITMENTS AND CONTINGENCIES.
         The Company is contingently liable for letters of credit and guarantees to banks aggregating $45.1 million at June 30, 1998.

NOTE 6 - COMPREHENSIVE INCOME.
           Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income," which requires that all items recognized as components of other comprehensive income be reported in the financial statements. Comprehensive income for the Company generally represents items that are reported as components of stockholders' equity in accordance with generally accepted accounting principles but have not been recognized as part of net income. For example, other comprehensive income for the Company may include foreign currency translation adjustments, minimum pension liability adjustments, and deferred compensation on restricted stock.


                                            THREE MONTHS ENDED SIX MONTHS ENDED
                                                    JUNE 30,         JUNE 30,
                                                1998    1997     1998      1997
                                              -------  ------  -------  -------
Net income                                    $  10.4  $  7.4  $  20.1  $  13.8

Other comprehensive income:
 Foreign currency translation adjustment         (0.6)   (0.1)    (1.5)    (3.1)
 Deferred compensation on restricted stock        -       -        -        0.1
                                              -------  ------  -------  -------

Total other comprehensive income                 (0.6)   (0.1)    (1.5)    (3.0)
                                              -------  ------  -------  -------
Comprehensive income                          $   9.8  $  7.3  $  18.6  $  10.8
                                              =======  ======  =======  =======


Note 7 - CONTINGENCY.
         Various heavy duty diesel engine manufacturers, including the Company, are having on-going discussions with the U.S. Environmental Protection Agency, the U.S. Department of Justice and the California Air Resources Board to address concerns about the level of NOx emissions from heavy duty diesel engines under certain driving conditions. The outcome of these discussions could have a material impact on the Company's Financial Results. Please refer to the Company's 1997 Form 10-k and the Management's Discussion and Analysis section of this Form 10-Q for more information.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The percentage relationships between net revenues and other elements of the Company's Consolidated Statements of Income for the comparative reporting periods were:

                                                    THREE MONTHS ENDED         SIX MONTHS ENDED
                                                        JUNE 30,                  JUNE 30,
                                                    1998          1997         1998        1997
                                                   -----         -----        -----       -----
Net revenues                                       100.0%        100.0%       100.0%      100.0%
Cost of sales                                       76.5%         77.4%        76.8%       77.0%
                                                   -----         -----        -----       -----
  Gross profit                                      23.5%         22.6%        23.2%       23.0%
Expenses:
Selling and administrative                          15.8%         15.5%        15.6%       15.7%
Research and development                             4.3%          4.3%         4.2%        4.6%
Interest                                             0.5%          0.6%         0.5%        0.6%
                                                   -----         -----        -----       -----
  Total                                             20.6%         20.4%        20.3%       20.9%
                                                   -----         -----        -----       -----
Income before income taxes                           2.9%          2.2%         2.9%        2.1%
Provision for income taxes                           1.9%          0.9%         1.0%        0.8%
Minority interests                                     -             -            -           -
                                                   -----         -----        -----       -----
Net income                                           1.9%          1.3%         1.9%        1.3%
                                                   =====         =====        =====       =====


The Company's net revenues for each of its markets were:

                                                    THREE MONTHS ENDED         SIX MONTHS ENDED
                                                        JUNE 30,                  JUNE 30,
($ In millions)                                     1998          1997         1998        1997
                                                   ------        ------       ------      ------
On-Highway                                         $  326        $  306       $  658      $  582
Off-Road                                              154           144          314         281
Automotive                                             45            70          108         141
Power Generation                                       31            37           65          73
                                                   ------        ------       ------      ------
  Net revenues                                     $  556        $  557       $1,145      $1,077
                                                   ======        ======       ======      ======


THREE AND SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 1997


         NET REVENUES. Net revenues for the three months ended June 30, 1998 were $556.3 million compared to $557.4 million for the comparable period in 1997. Net revenues for the six-month period ended June 30, 1998 increased 6%, compared to the same period in 1997, to $1,145.1 million.

        Total heavy-duty engine shipments for the three months and six months ended June 30, 1998 were approximately 22,300 units and 45,300 units, respectively, and represents increases of 6% and 13% over the comparable periods of 1997. Total unit shipments for the three months and six months ended June 30, 1998 decreased approximately 16% and 4%, respectively, when compared to the same periods of 1997. The decrease in total unit shipments is the result of decreases in automotive unit sales as the Company completed production of the IBC Frontera program and shipments for other customer applications declined relative to 1997 record levels.
         Net revenues in the on-highway market increased 7% and 13% for the three months and six months ended June 30, 1998, respectively. Strong revenues in this area reflect consistent demand for the Company's Series 60 engine in on-highway and coach applications and reflect the strength of the North
American On-Highway Heavy Duty Truck market. Net revenues in the off-road market increased 7% and 12% for the three and six months ended June 30, 1998, respectively. The increases in this market reflect shipments of the Company's Series 2000 and Series 4000 engines combined with strong military revenues, partially offset by a decline in two-cycle revenues. Automotive market revenues decreased from record 1997 revenues reflecting the completion of certain programs as discussed above. Unit volumes and revenues in this market are expected to remain below 1997 levels for the remainder of 1998.

         GROSS PROFIT. Gross profit for the three months ended June 30, 1998 was $131.0 million, or 23.5%, an increase of $5.0 million or .9 points over the same period last year. Gross profit for the six-month period ended June 30, 1998 was $265.4 million, an increase of $17.2 million or .2 points over the corresponding period in 1997.
         The increase in gross profit for these periods is attributed to favorable product mix of heavy-duty engines combined with fewer automotive units during the period and the Company's cost reduction efforts.

         SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses for the three months ended June 30, 1998 were $88.0 million or 15.8% of net revenues, compared to $86.3 million or 15.5% of net revenues for the corresponding period in 1997. Selling and administrative expenses for the six months ended June 30, 1998 were $179.2 million or 15.6% of net revenues, compared to $169.6 million or 15.7% for the corresponding period in 1997.
         The increase in selling and administrative expenses are related to the increases in unit volumes for the Company's heavy duty engine products offset by the Company's focus on expense controls in the selling and administrative areas.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the three months ended June 30, 1998 were $23.7 million, level with the same period in 1997. Research and development expenses for the six months ended June 30, 1998 were $48.2 million, a decrease of $1.1 million from the same period last year.
         The decrease year to date June 30, 1998 compared to the same period in the prior year relates primarily to decreased spending on Series 2000/4000 engine development as these new products were launched in late 1997, offset by spending associated with product enhancements and emissions related efforts.

         INTEREST EXPENSE. Interest expense decreased $0.7 million and $0.6 million for the three and six month periods ending June 30, 1998 compared to the same periods in 1997. Interest expense decreased due to lower levels of capital expenditures during the first six months of 1998 compared to the same period in 1997. Capital expenditures decreased $13.7 million to $20.1 million for the first six months of 1998 compared to the same period in 1997.

         INCOME TAX EXPENSE. Income tax expense is reported during interim reporting periods on the basis of the Company's estimated annual effective tax rate for the taxable jurisdictions in which the Company operates. The Company estimates that its annual effective tax rate for 1998 is approximately 37%.

         NET INCOME. Net income for the three months ended June 30, 1998 was $10.4 million compared to $7.4 million for the comparable period in 1997. Net income for the six months ended June 30, 1998 was $20.1 million compared to $13.8 million for the comparable period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company's primary sources of liquidity have been cash provided by operations, and bank borrowings under various revolving lines of credit and bank notes, including the Company's $300 million revolving line of credit, of which approximately $263 million was available as of June 30, 1998. Additionally, the Company's subsidiary, VM Motori S.p.A. ("VM"), has $51.6 million in unsecured, short-term lines of credit with several banks, of which approximately $44.5 million was available at June 30, 1998.

         Cash provided by operations for the six months ended June 30, 1998 was approximately $45.4 million. Capital expenditures were $20.1 million for the first six months of 1998 and were used to upgrade existing machinery, equipment and tooling.

         The Company is subject to risks of changes in foreign currency exchange rates due to its operations located outside of the United States. Changes in foreign currency exchange rates are generally reported as a component of stockholders' equity. Changes in the value of the Italian Lira, the Singapore Dollar and the Brazilian Real impact the Company's translation adjustments. Additionally, the Company has recorded liabilities approximating 25.1 million in Deutsche Marks ("DM") as of June 30, 1998. Changes in the value of the DM versus the United States Dollar will affect the Company's results of operations and financial position.

         The Company is in the process of addressing its compliance with Year 2000 issues related to its manufacturing systems, business computer systems, and software and hardware products. The Company is in the process of updating its current systems and software to a new operating environment, and the modifications are expected to be completed by the end of 1998 to permit sufficient test time during 1999. The Company is also reviewing its software and hardware and is developing appropriate plans to ensure year 2000 compliance. The Company believes that the costs associated with Year 2000 compliance will not be material to its results of operations or financial position, although the total cost of compliance is not yet known.

         As discussed in the Company's 1997 Form 10-K, heavy-duty diesel engine manufacturers, including the Company, are having on-going discussions with the U.S. Environmental Protection Agency

("EPA"), the U.S. Department of Justice and the California Air Resources
Board ("CARB") to address concerns about the level of NOx emissions from heavy-duty diesel engines under certain driving conditions. The Company believes its engines are in compliance with the applicable emissions standards and fully supports cooperative efforts of industry and government to meet increasingly stringent standards. Both the EPA and CARB have issued conditional certificates of conformity on certain 1998 on-highway diesel engine families. The Company is hopeful that an agreement with the Government can be reached, however, any such agreement could have a material impact on the Company's financial results. Please refer to the Company's 1997 Form 10-K on file with the Securities and Exchange Commission for more information.

The Company expects that it will be able to satisfy on-going cash requirements (including capital expenditures for environmental compliance and other projects), for the next 12 months and thereafter, with cash flow from operations, supplemented, if necessary, by borrowings under its $300 million revolving line of credit.

PROSPECTIVE INFORMATION

The Company anticipates continued improvement in financial performance throughout the remainder of 1998, based upon current forecasts, primarily generated through a continued emphasis on cost reduction activities and operating performance enhancements, combined with moderate overall revenue growth. Cost reduction programs such as Continuous Customer Value Improvement
(CCVI) and PowerEvolution, a comprehensive remake of the Company's off-road products and services designed to update product technology, broaden its power range, improve efficiency and increase shareholder value, are expected to have a positive impact on operating margins and earnings in 1998 and into the future. Shipments of the Series 2000 and Series 4000 engines in off-road markets are expected to increase, while the transition of certain customer programs within the automotive sector is expected to result in lower unit volume in 1998.

         The Company's primary production facility located in Michigan employs approximately 2,000 employees represented by the International Union, The United Automobile, Aerospace and Agricultural Implement Workers of America, Local 163 ("UAW") under a four-year collective bargaining agreement which expires on August 30, 1998. The Company has commenced negotiations with the UAW and has no reason to believe it will not reach a satisfactory new agreement.

CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR" UNDER THE PRIVATE SECURITIES REFORM ACT OF 1995

         This document may include projections, forecasts and other forward-looking statements about the Company, the industry in which it competes and the markets it serves. The achievement of such projections, forecasts and other forward-looking statements is subject to certain risks and uncertainties, fully detailed in the "Cautionary Statement for purposes of `Safe Harbor' under the Private Securities Act of 1995" in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, which is on file with the Securities and Exchange Commission.

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

         EXHIBIT NUMBER        DESCRIPTION
         --------------        -----------

         11                    Statement of Computation of Earnings Per Share

         27                    Financial Data Schedule

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     DETROIT DIESEL CORPORATION

Date: August 12, 1998
                                     By:     /s/ R. E. Belts
                                          -------------------------------
                                          R. E. Belts
                                          Its:  Senior Vice President-Finance
                                          and Chief Financial Officer
                                          (Principal Financial Officer)

                                  EXHIBIT INDEX

         The following constitutes the exhibits to the Quarterly Report on Form 10-Q of the Company for the period ended June 30, 1998:

                                                                      SEQUENTIAL
                                                                         PAGE
       EXHIBIT                          EXHIBIT                          ----
        NUMBER                          -------                         NUMBER
       -------                                                          ------

          11           Statement of Computation of Earnings Per Share     15

          27           Financial Data Schedule                            16