Form 10-Q
period 1998-09-30
DETROIT DIESEL CORP
filed 1998-11-13
CIK 910058

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


         (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended SEPTEMBER 30, 1998.


                                       Or

         ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from
                                 to               .
                  --------------   ---------------

                           Commission File No. 1-12394



                           DETROIT DIESEL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   DELAWARE                               38-2772023
         -------------------------------       ---------------------------------
         (State or other jurisdiction of       (IRS Employer Identification No.)
         incorporation or organization)



              13400 OUTER DRIVE WEST, DETROIT, MICHIGAN 48239-4001
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                  313-592-5000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

        COMMON STOCK $0.01 PAR VALUE                  24,702,566 SHARES
        ----------------------------           -------------------------------
                  Class                        Outstanding at October 30, 1998


         This report contains 19 pages. The exhibit index is on page 17.

                                TABLE OF CONTENTS

                                                                       PAGE NO.
                                                                       --------
PART I - FINANCIAL INFORMATION

           ITEM 1.  FINANCIAL STATEMENTS.

                  Consolidated Statements of Operations for the
                  Three and Nine Months Ended September 30, 1998 and 1997     3

                  Consolidated Balance Sheets at September 30, 1998
                  and December 31, 1997                                       4

                  Consolidated Statements of Cash Flows for the
                  Nine Months Ended September 30, 1998 and 1997               5

                  Notes to Unaudited Consolidated Financial Statements        6

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS.            8

PART II - OTHER INFORMATION

           ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.                        15

SIGNATURE
                                                                             16

EXHIBIT INDEX                                                                17

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           DETROIT DIESEL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                          THREE MONTHS ENDED          NINE MONTHS ENDED
                                              SEPTEMBER 30,             SEPTEMBER 30,
                                           1998        1997         1998          1997
                                        --------    ---------   -----------   -----------
Net revenues                            $  543.0    $   524.1   $   1,688.1   $   1,601.2

Cost of sales                              415.5        406.9       1,295.2       1,235.8
                                        --------    ---------   -----------   -----------

     Gross profit                          127.5        117.2         392.9         365.4

Expenses:

     Selling and administrative             86.8         78.4         266.0         248.0

     Research and development               22.7         22.2          70.9          71.5

     Interest                                2.8          3.1           8.8           9.7

     Special Charge (Note 7)                12.5          -            12.5           -
                                        --------    ---------   -----------   -----------


          Total                            124.8        103.7         358.2         329.2
                                        --------    ---------   -----------   -----------

Income before income taxes                   2.7         13.5          34.7          36.2

Provision for income taxes                   5.2          5.2          17.0          14.1

Minority interests                          (0.1)         0.1           -             0.1
                                        --------    ---------   -----------   -----------

Net (loss) income                       $  ( 2.4)   $     8.2   $      17.7   $      22.0
                                        ========    =========   ===========   ===========

Basic net (loss) income per share       $  ( .10)   $     .33   $       .72   $       .89
                                        ========    =========   ===========   ===========
Diluted net (loss) income per share     $  ( .10)   $     .33   $       .71   $       .89
                                        ========    =========   ===========   ===========


See accompanying Notes to Unaudited Consolidated Financial Statements.

                           DETROIT DIESEL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                          SEPTEMBER 30,    DEC. 31,
                                                                              1998            1997
                                                                          -------------   -----------
ASSETS                                                                      (Unaudited)
------
CURRENT ASSETS:
Cash and cash equivalents                                                 $       2.0     $       3.2
Receivables, net of allowances of $5.5 and $4.4, respectively                   328.2           318.8
Inventories                                                                     342.9           305.8
Prepaid expenses, deferred charges and other current assets                      16.2            13.0
Deferred tax assets                                                              58.7            52.1
                                                                          -----------     -----------
          TOTAL CURRENT ASSETS                                                  748.0           692.9
PROPERTY, PLANT AND EQUIPMENT -
  Net of accumulated depreciation of $183.4 and $153.7, respectively            304.8           298.3
DEFERRED TAX ASSETS                                                              15.9            18.4
INTANGIBLE ASSETS, NET                                                          125.3           104.8
OTHER ASSETS                                                                     41.6            42.1
                                                                          -----------     -----------
          TOTAL ASSETS                                                    $   1,235.6     $   1,156.5
                                                                          ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable                                                             $      37.9     $      44.7
Accounts payable                                                                294.6           297.0
Accrued expenses                                                                225.6           175.0
Current portion of long-term debt and capital leases                              4.1             6.9
                                                                          -----------     -----------
          TOTAL CURRENT LIABILITIES                                             562.2           523.6
LONG-TERM DEBT AND CAPITAL LEASES                                                73.7            73.8
OTHER LIABILITIES                                                               200.3           182.5
DEFERRED TAX LIABILITIES                                                         29.3            25.3
DEFERRED INCOME                                                                   5.6             5.9
MINORITY INTERESTS                                                                0.6             0.6
COMMITMENTS AND CONTINGENCIES (NOTE 7)
STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.01 per share, no shares issued                        -               -
Common stock, par value $0.01 per share, 24.7 million shares issued               0.2             0.2
Additional paid-in capital                                                      224.2           224.2
Retained earnings                                                               156.5           138.8
Additional minimum pension adjustment                                            (9.7)           (9.7)
Currency translation adjustment                                                  (7.3)           (8.7)
                                                                          -----------    ------------
          TOTAL STOCKHOLDERS' EQUITY                                            363.9           344.8
                                                                          -----------    ------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $   1,235.6    $    1,156.5
                                                                          ===========    ============


See accompanying Notes to Unaudited Consolidated Financial Statements.

                           DETROIT DIESEL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)
                                   (UNAUDITED)

                                                                                          NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                           1998       1997
                                                                                         -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                            $  17.7    $  22.0
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                         34.8       27.4
      Changes in assets and liabilities which provided (used) cash:
         Accounts and notes receivable                                                      (4.3)     (30.6)
         Inventories                                                                       (35.5)     (14.0)
         Prepaid expenses, deferred charges and other current assets                        (3.0)       6.6
         Deferred taxes                                                                     (1.2)      (2.2)
         Accounts payable                                                                   (5.7)      28.0
         Accrued expenses and other liabilities                                             62.2        4.0
         Other assets                                                                      (10.9)       4.2
                                                                                         -------    -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                   54.1       45.4
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property, plant and equipment                                            (30.9)     (53.0)
   Proceeds from sale of property, plant and equipment                                       1.9        0.2
   Acquisition of subsidiaries, net of dispositions                                        (13.0)       0.4
                                                                                         -------    -------
NET CASH USED IN INVESTING ACTIVITIES                                                      (42.0)     (52.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings from notes payable                                                        (8.1)      29.0
   Net repayments of long-term debt                                                         (5.2)     (18.0)
                                                                                         -------    -------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                        (13.3)      11.0
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                           (0.1)
                                                                                         -------    -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        (1.2)       3.9
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                                         3.2        3.0
                                                                                         -------    -------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                                       $   2.0    $   6.9
                                                                                         =======    =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
   Interest                                                                              $   7.9    $   9.6
                                                                                         =======    =======
   Income Taxes                                                                          $  14.9    $   3.7
                                                                                         =======    =======
  Noncash investing and financing activities:
   Issuance of debt to acquire subsidiary                                                           $   7.2
                                                                                                    =======


See accompanying Notes to Unaudited Consolidated Financial Statements.

DETROIT DIESEL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - FINANCIAL STATEMENTS.

         The accompanying unaudited consolidated financial statements have been prepared by management and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Detroit Diesel Corporation and its majority-owned subsidiaries ("Detroit Diesel" or the "Company") as of September 30, 1998 and December 31, 1997 and the results of its operations for the three and nine month periods ended September 30, 1998 and 1997 and its cash flows for the nine month periods ended September 30, 1998 and 1997.

           The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's 1997 Annual Report to Stockholders. The results of operations for the three and nine month periods ended September 30, 1998 will not necessarily be indicative of the operating results of the full year.

NOTE 2 - INVENTORIES.

         At September 30, 1998 and December 31, 1997, inventories (principally using the first-in, first-out method) consist of the following:


                                           SEPTEMBER 30,        DEC. 31,
($ in millions)                                 1998              1997
                                           ------------       ----------
                                            (Unaudited)
Productive                                 $      193.2       $    178.4
Service parts                                     102.6             90.7
Remanufactured parts                               40.3             30.4
Non-productive                                      6.8              6.3
                                           ------------      -----------
                                           $      342.9      $     305.8
                                           ============      ===========


The components of productive inventory are:

Material                                             56%              49%
Work in process                                      19%              24%
Finished product                                     25%              27%



NOTE 3 - INTANGIBLE ASSETS.

         Intangible assets include goodwill of $83.4 million and $65.1 million at September 30, 1998 and December 31, 1997, respectively. Accumulated amortization of intangible assets as of September 30, 1998 and December 31, 1997 was $24.5 million and $18.8 million, respectively.

NOTE 4 - NET INCOME PER SHARE.

         Basic net income per share represents net income available to common stockholders divided by the weighted average number of common shares outstanding during the period. For the three and nine months ended September 30, 1998, the weighted average number of shares outstanding were 24,702,233 and 24,701,983, respectively. The weighted average number of shares outstanding for the three and nine months ended September 30, 1997 were 24,699,566.

         Diluted net income per share represents net income available to common stockholders divided by the weighted average number of common shares outstanding during the period plus the weighted average dilutive effect of the Company's incentive stock options outstanding during the period calculated using the treasury stock method. The dilutive effect of the Company's incentive stock options for the nine months ended September 30, 1998 was 61,995 shares. The dilutive effect of the Company's incentive stock options for the three and nine months ended September 30, 1997 were 136,374 shares and 74,299 shares, respectively.

NOTE 5 - COMMITMENTS AND CONTINGENCIES.

         The Company is contingently liable for letters of credit and guarantees to banks aggregating $43.0 million at September 30, 1998.

NOTE 6 - COMPREHENSIVE INCOME.

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income," which requires that all items recognized as components of other comprehensive income be reported in the financial statements. Comprehensive income for the Company generally represents items that are reported as components of stockholders' equity in accordance with generally accepted accounting principles but have not been recognized as part of net income. For example, other comprehensive income for the Company may include foreign currency translation and minimum pension liability adjustments.

         The reconciliation of net income to comprehensive income for the three and nine months ended September 30, 1998 and 1997 follows:


                                                            THREE MONTHS ENDED                NINE MONTHS ENDED
                                                               SEPTEMBER 30,                    SEPTEMBER 30,
                                                          1998              1997           1998              1997
                                                          ----              ----           ----              ----
Net income (loss)                                      $      (2.4)    $         8.2   $       17.7     $        22.0

Other comprehensive income:
  Foreign currency translation adjustment                      2.9              (1.0)           1.4              (4.1)
                                                       -----------     -------------   ------------     -------------

Comprehensive income                                   $       0.5     $         7.2   $       19.1     $        17.9
                                                       ===========     =============   ============     =============


NOTE 7 - SPECIAL CHARGE.

         In the third quarter of 1998, the Company recorded a special charge of $12.5 million representing the anticipated civil penalty to be paid pursuant to the terms of settlement agreements with the U.S. Environmental Protection Agency and the California Air Resources Board related to engine emissions standards. See Management's Discussion and Analysis for further information.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Detroit Diesel Corporation recorded third quarter 1998 revenues of $543 million and earnings of $10.1 million or $0.41 per share, before a special charge of $12.5 million, or $0.51 per share. This compares to revenues of $524 million and net income of $8.2 million, or $0.33 per share for the comparable period of 1997. After the special charge related to agreements with the U.S. Environmental Protection Agency and the California Air Resources Board the Company recorded a net loss of $2.4 million, or $0.10 per share in the third quarter of 1998.

         DDC and the other diesel engine manufacturers concluded months of discussions with the agencies regarding the levels of nitrogen oxide ("NOx") emissions from heavy-duty trucks under certain driving conditions. The agreements provide a schedule to accelerate lower NOx emission standards previously established by regulation for both on-highway and non-road applications and supplement testing procedures relative to emission standards. The manufacturers also agreed to modify their electronic engine control strategies and invest in environmental projects aimed at further reducing NOx emissions.
         As a result of these agreements, the Company has committed to advanced research and development activities over the next five years to generate further emission reductions. These expenditures will be made as a part of the Company's continuing environmental research and development efforts and are within forecasted expenditures for environmental compliance. Although the Company believes its products are in full compliance with applicable regulations, this resolution with the agencies was in the best interests of our customers, shareholders, suppliers and employees.

         During the third quarter, the Company and Local 163, International Union, United Automobile, Aerospace and Agricultural Implement Workers of America ("UAW"), successfully completed negotiations on a new six-year collective bargaining agreement that will expire on October 30, 2004. The agreement met the objectives of the Company and UAW of increasing productivity and efficiency to meet the competitive demands of the global marketplace, and to provide wages and benefits that meet the competitive demands of this industry in the workplace. The agreement continued to highlight the history of a positive relationship between Detroit Diesel and its UAW membership.

RESULTS OF OPERATIONS


                                                   THREE MONTHS ENDED             NINE MONTHS ENDED
                                                      SEPTEMBER 30,                 SEPTEMBER 30,
                                                  1998            1997          1998            1997
                                              -----------     ----------     ---------      ----------
Net revenues                                        100.0%         100.0%        100.0%          100.0%
Cost of sales                                        76.5%          77.6%         76.7%           77.2%
                                              -----------     ----------     ---------      ----------
     Gross profit                                    23.5%          22.4%         23.3%           22.8%
Expenses:
Selling and administrative                           16.0%          15.0%         15.8%           15.5%
Research and development                              4.2%           4.2%          4.2%            4.4%
Interest                                              0.5%           0.6%          0.5%            0.6%
Special charge                                        2.3%                         0.8%
                                              -----------     ----------     ---------      ----------
     Total                                           23.0%          19.8%         21.3%           20.5%
                                              -----------     ----------     ---------      ----------
Income before income taxes                            0.5%           2.6%          2.0%            2.3%
Provision for income taxes                            0.9%           1.0%          1.0%            0.9%
Minority interests                                    0.0%             -           0.0%              -
                                              -----------     ----------     ---------      ----------
Net income (loss)                                    (0.4%)          1.6%          1.0%            1.4%
                                              ===========     ==========     =========      ==========

         The percentage relationships between net revenues and other elements of the Company's Consolidated Statements of Income for the comparative reporting periods were:



The Company's net revenues for each of its markets were:

                      THREE MONTHS ENDED     NINE MONTHS ENDED
                         SEPTEMBER 30,         SEPTEMBER 30,
($ In millions)        1998       1997       1998       1997
                      ------     ------     ------     ------
On-Highway            $  335     $  307     $  993     $  889
Off-Road                 138        137        452        418
Automotive                38         47        146        188
Power Generation          32         33         97        106
                      ------     ------     ------     ------
     Net revenues     $  543     $  524     $1,688     $1,601
                      ======     ======     ======     ======




THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997

         NET REVENUES. Net revenues for the three months ended September 30, 1998 were $543.0 million compared to $524.1 million for the comparable period in 1997. Net revenues for the nine-month period ended September 30, 1998 increased 5% to $1,688.1 million, compared to the same period in 1997.

         Total heavy-duty engine shipments for the three months and nine months ended September 30, 1998 were approximately 22,900 units and 68,200 units, respectively, and represent increases of

8% and 11% over the comparable periods of 1997. Total unit shipments for the three months and nine months ended September 30, 1998 decreased approximately 3% and 4%, respectively, when compared to the same periods of 1997. The decrease in total unit shipments represents a reduction in automotive engine shipments resulting from the completion of certain supply contracts and a reduction in two-cycle engines related to the Company's Power Evolution Program, partially offset by an 18% increase in Series 60 engines.

         Net revenues in the on-highway market increased 9% and 12% for the three months and nine months ended September 30, 1998, respectively. Strong revenues in this area reflect consistent demand for the Company's Series 60 engine in on-highway applications and reflect the strength of the North American On-Highway Heavy-Duty Truck market. Net revenues in the off-road market increased 1% and 8% for the three and nine months ended September 30, 1998, respectively. The increases in this market reflect shipments of the Company's Series 2000 and Series 4000 engines primarily for marine applications. Automotive market revenues decreased from record 1997 revenues reflecting the completion of certain programs as discussed above. Unit volumes and revenues in this market are expected to remain below 1997 levels for the remainder of 1998.

         GROSS PROFIT. Gross profit for the three months ended September 30, 1998 was $127.5 million, or 23.5%, an increase of $10.3 million or 1.1 points over the same period last year. Gross profit for the nine-month period ended September 30, 1998 was $392.9 million, an increase of $27.5 million or 0.5 points over the corresponding period in 1997.

         The increase in gross margin for these periods is attributed to the sales mix of the Company's heavy-duty and automotive engines combined with the Company's cost reduction efforts.

         SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses for the three months ended September 30, 1998 were $86.8 million or 16.0% of net revenues, compared to $78.4 million or 15.0% of net revenues for the corresponding period in 1997. Selling and administrative expenses for the nine months ended September 30, 1998 were $266.0 million or 15.8% of net revenues, compared to $248.0 million or 15.5% for the corresponding period in 1997.

         The increase in selling and administrative expenses are related to the increases in sales volumes for the Company's heavy-duty engine products offset by the Company's focus on controlling expenses.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the three months ended September 30, 1998 were $22.7 million which was consistent with the same period in 1997. Research and development expenses for the nine months ended September 30, 1998 were $70.9 million, a decrease of $0.6 million from the same period last year.

         INTEREST EXPENSE. Interest expense decreased $0.3 million and $0.9 million for the three- and nine-month periods ending September 30, 1998 compared to the same periods in 1997. The lower level of interest expense in 1998 is attributed to the Company's improvement in cash flow and the decrease in capital expenditures.

         SPECIAL CHARGE. In October 1998, the Company, along with other diesel engine manufacturers, concluded its negotiations with the U.S. Environmental Protection Agency and California Air Resources Board regarding the level of NOx emissions from heavy-duty diesel engines under certain driving conditions.

Accordingly, the Company recorded a special charge of $12.5 million related to a civil penalty which the Company agreed to pay to the agencies to settle disputed claims if the settlement agreements are approved by the federal court after public comment. This amount is payable in four equal annual installments, the first of which will be due within 25 days after court approval of the agreements.

         INCOME TAX EXPENSE. Income tax expense is reported during interim reporting periods on the basis of the Company's estimated annual effective tax rate for the taxable jurisdictions in which the Company operates. The Company estimates that its annual effective tax rate for 1998 is approximately 36%. The special charge recorded in the third quarter is not tax deductible and must be excluded in determining the tax expense in the periods reported.

         NET INCOME. Net loss for the three months ended September 30, 1998 was $2.4 million compared to net income of $8.2 million for the comparable period in 1997. Net income for the nine months ended September 30, 1998 was $17.7 million compared to $22.0 million for the comparable period in 1997. Excluding the special charge, net income for the three months and nine months ended September 30, 1998 was $10.1 million and $30.2 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company's primary sources of liquidity have been cash provided by operations, and bank borrowings under various revolving lines of credit and bank notes, including the Company's $300 million revolving line of credit, of which approximately $258 million was available as of September 30, 1998. Additionally, the Company's subsidiary in Italy, VM Motori S.p.A. ("VM"), has $55.6 million in unsecured, short-term lines of credit with several banks, of which approximately $30.0 million was available at September 30, 1998.

         Cash provided by operations for the nine months ended September 30, 1998 was approximately $54.1 million. Capital expenditures were $30.9 million for the first nine months of 1998 and were used to upgrade existing machinery, equipment and tooling.

         The Company is subject to risks of changes in foreign currency exchange rates due to its operations located outside of the United States. Changes in foreign currency exchange rates are generally reported as a component of stockholders' equity. Changes in the value of the Italian Lira, the Singapore Dollar and the Brazilian Real impact the Company's translation adjustments. Additionally, the Company has recorded liabilities approximating 20.7 million in Deutsche Marks ("DM") as of September 30, 1998. Changes in the value of the DM versus the United States Dollar will affect the Company's results of operations and financial position.

The Company expects that it will be able to satisfy on-going cash requirements (including capital expenditures for environmental compliance and other projects), for the next 12 months and thereafter, with cash flow from operations, supplemented, if necessary, by borrowings under its $300 million revolving line of credit.

YEAR 2000

The "Year 2000 issue" is generally used to describe various problems that may result from the improper processing of dates related to the year 2000 and beyond by computers and other types of equipment, including embedded technology in production machinery and equipment. These problems are attributed to computer hardware and software that has been developed to use only two digits to identify the year in a date. This generally means that affected computer hardware and software will be unable to distinguish dates in the twenty-first century from similar dates in the twentieth century.

State of Readiness
The Company's Information Technology department is coordinating the evaluation and resolution of the Company's Year 2000 issues. Major groups--such as operations, engineering, purchasing and human resources-- have been identified to assume specific responsibility for tracking and resolving Year 2000 issues relating to the Company's business, including core business systems, user-controlled plant processes, user-controlled research and development processes, suppliers and payroll.

The Year 2000 project is being implemented in five phases: Assessment, Planning, Implementation, Testing and Independent Audit. The Company completed the Assessment and Planning phases and is now focusing mainly on Implementation and Testing throughout the remainder of 1998 and during the first quarter of 1999. Based on current estimates, implementation and testing of Year 2000 remedies for all critical systems are expected to be completed by the end of the first quarter of 1999. Testing and Independent Audit have begun and are expected to be conducted throughout 1999 in sufficient time to correct any additional Year 2000 issues that may be identified.

The Company has determined that Detroit Diesel engines, together with standard ECM hardware and program software (DDEC and MDEC), are Year 2000 compliant. The Company is in the process of reviewing its other electronic and software products for Year 2000 compliance and has determined that all other products are either compliant or will be compliant by the end of 1998.
The Company is also undertaking a review of companies with whom it transacts business to determine their Year 2000 compliance. Key suppliers and customers are being targeted in this review. As part of this evaluation, the Company has sent out Year 2000 questionnaires and will also visit certain supplier and distributor sites. Early results indicate a range of Year 2000 activity by these companies, but the results of the evaluation are not yet complete.

Costs to Address the Year 2000 Issue
The costs associated with Year 2000 compliance primarily consists of personnel expenses for those persons dedicated to the effort and for professional fees paid to third party providers for assistance and audit related activities. It is the Company's policy to expense these costs as incurred. Additionally, the Company may invest in new and upgraded hardware and software to solve the Year 2000 issues. In these instances, the Company will capitalize allowable costs in accordance with its policies and procedures.

Costs to complete the Year 2000 project are expected to be approximately $2.0 million. The estimated cost does not include the Company's potential share of Year 2000 costs that may be incurred by partnerships and joint ventures in which the Company participates but is not the operator. Additionally, the Company has funded, and expects to continue to fund, the costs associated with its Year 2000 activities from its current operations.

Risks Presented by Year 2000 Issues
Successful execution of the Company's Year 2000 project would result in mission critical internal systems becoming Year 2000 compliant on a timely basis. If, however, Year 2000 issues persist in these systems, then there could be an interruption in, or failure of, the Company's normal business activities, that could have a material adverse effect on the Company's operations, liquidity and financial condition.

The Company's Year 2000 project will also help to improve the Company's information on the preparedness of third parties with whom it transacts business. While the information is valuable in helping the Company assess these Year 2000 risks, there can be no assurances that the information received is accurate or complete, that these third parties have fully anticipated their Year 2000 exposure, or that these third parties will become Year 2000 compliant on a timely basis. If Year 2000 issues persist with these third parties, then there could be an interruption in, or failure of, the Company's normal business activities, that could have a material adverse effect on the Company's operations, liquidity and financial condition. At this time, there is insufficient information to evaluate the likelihood of such an occurrence.

In addition, there are Year 2000 issues that will generally affect all businesses including the Company, such as the Year 2000 compliance of public utility companies and governmental agencies. If such Year 2000 issues occur, then there could be an interruption in, or failure of, the Company's normal business activities, that could have a material adverse effect on the Company's operations, liquidity and financial condition. At this time, there is insufficient information to evaluate the likelihood of such an occurrence.

Contingency Plans
While the Company would generally expect to manage business interruptions relating to Year 2000 issues in a manner similar to other potential interruption issues encountered in the regular course of business, the Company is developing certain contingency plans relating specifically to Year 2000 issues. For example, the current contingency plan would allow the Company to operate for a short period of time without the intervention of computers and to establish programs with suppliers to build inventory during the latter part of 1999. The Company intends to modify its contingency plans as necessary as it progresses with its Year 2000 project. However, the contingency plans are expected to provide relief only for short periods, after which there could be an interruption in, or failure of, the Company's normal business activities, that could have a material adverse effect on the Company's operations, liquidity and financial condition.

PROSPECTIVE INFORMATION

The Company anticipates continued improvement in financial performance throughout the remainder of 1998 and into 1999, based upon current forecasts, primarily generated through a continued emphasis on cost reduction activities and operating performance enhancements, combined with moderate overall revenue growth. Costs reduction programs such as Continuous Customer Value Improvement ("CCVI") and PowerEvolution are expected to have a positive impact on operating margins and earnings. Additionally, shipments of the Series 2000 and Series 4000 engines in off-road markets are expected to increase. The Company will also continue to pursue merger and acquisition targets that have strategic value.


NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 1998, the Company adopted Statement of Position ("SOP") 98-1,"Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use. This SOP requires that entities capitalize certain internal-use software costs once certain criteria are met. Historically, the Company has generally expensed the costs of developing or obtaining internal-use software as incurred. Adoption of the standard did not have a material effect on the Company's consolidated financial statements.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. This Statement is not expected to have a material impact on the Company's consolidated financial statements. This Statement is effective for fiscal years beginning after June 15, 1999.

CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR" UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         This document may include projections, forecasts and other forward-looking statements about the Company, the industry in which it competes and the markets it serves. The achievement of such projections, forecasts and other forward-looking statements is subject to certain risks and uncertainties, fully detailed in the "Cautionary Statement for purposes of `Safe Harbor' under the Private Securities Litigation Reform Act of 1995" in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, which is on file with the Securities and Exchange Commission. Similarly, any projections, forecasts and other forward-looking statements in this document relating to the Year 2000 issue, including the Company's remedial plans, are also subject to certain risks and uncertainties as detailed in this document.

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

         EXHIBIT NUMBER        DESCRIPTION
         --------------        -----------

         11                    Statement of Computation of Earnings Per Share

         27                    Financial Data Schedule

(b) No reports on Form 8-k were required for this reporting period.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     DETROIT DIESEL CORPORATION

Date:  November 13, 1998
                                    By:     /s/ R. E. Belts
                                            ------------------------------------
                                            R. E. Belts
                                    Its:    Senior Vice President-Finance
                                            and Chief Financial Officer
                                            (Principal Financial Officer)

                                  EXHIBIT INDEX

         The following constitutes the exhibits to the Quarterly Report on Form 10-Q of the Company for the period ended September 30, 1998:


                                                                                           SEQUENTIAL
            EXHIBIT                                  EXHIBIT                                  PAGE
            -------                                  -------                                  ----
            NUMBER                                                                           NUMBER
            ------                                                                           ------

              11           Statement of Computation of Earnings Per Share                       18

              27           Financial Data Schedule                                              19