Form 10-K405
period 1998-12-31
DETROIT DIESEL CORP
filed 1999-03-26
CIK 910058

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 1998 OR
                                           -----------------

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

                    13400 OUTER DRIVE WEST, DETROIT, MICHIGAN
                    -----------------------------------------
     48239-4001 (Address of principal executive offices, including zip code)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 1, 1999 was approximately $186 million.

The number of shares of Common Stock outstanding as of March 1, 1999 was 24,703,566 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain information in Detroit Diesel Corporation's Proxy Statement in connection with the Annual Meeting of Stockholders to be held on April 27, 1999 which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, is incorporated by reference into Part III (Items 10, 11, 12 and 13) of this Form 10-K.

     THIS DOCUMENT CONTAINS 74 PAGES. THE EXHIBIT INDEX BEGINS ON PAGE 59.

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

         Detroit Diesel Corporation (the "Company" or "Detroit Diesel") designs, manufactures, markets, services and provides aftermarket and remanufactured products for a full range of high performance diesel and alternative fuel engines. The Company offers a complete line of diesel engines from 22 to 10,000 horsepower for the on-highway, off-road (including power generation) and automotive markets through a worldwide network of more than 2,800 authorized distributors and dealers. The Company primarily sells its engines directly to original equipment manufacturers ("OEMs"). In 1998, approximately 70% of the Company's net revenues were derived from sales made directly to U.S.-based customers, with the balance sold to international accounts. A portion of U.S. sales were exported as part of equipment built by U.S. customers.

         Detroit Diesel Remanufacturing Corporation, a consolidated subsidiary, remanufactures two-cycle and four-cycle engines and component parts at facilities located in Tooele, Utah; Emporia, Kansas; Cambridge, Ohio; and Grand Rapids, Michigan. Remanufactured products are sold directly to the Company's authorized distributors through the Company's Parts Distribution Center in Canton, Ohio, under the Company's reliabilt(R) tradename.

         Detroit Diesel's world headquarters is located in Detroit, Michigan. The Company operates diesel engine manufacturing plants in Redford, Michigan and Cento, Italy as well as engine assembly facilities in Emporia, Kansas and Curitiba, Brazil. Additionally, the Company operates a worldwide Parts Distribution Center in Canton, Ohio, complemented by service parts warehouses located in the Netherlands and in Singapore.

         The Company was incorporated in the State of Delaware on November 23, 1987.

PRODUCTS

         The following table shows the number of heavy-duty four-cycle and two-cycle engines, light-duty engines, and other engines sold by the Company during the periods indicated:



                                                               YEARS ENDED DECEMBER 31,
(UNITS)                                                    1998          1997          1996
                                                           ----          ----          ----
Heavy-Duty Four-cycle                                    82,036        71,013        54,514
Heavy-Duty Two-cycle                                     10,013        12,007        13,282
Light-Duty                                               61,226        76,946        64,476
Selected Products / Other                                 2,760         3,225        24,438
                                                        -------       -------       -------
  Total                                                 156,035       163,191       156,710
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

         The Series 60 engine is the Company's highest volume heavy-duty engine product, accounting for approximately 46%, 41% and 38% of the Company's net revenues in 1998, 1997 and 1996, respectively. The Series 60 engine is sold primarily in the on-highway market; however, the Company sells this product in other market applications as well. The Series 50 engine is also principally sold in the on-highway market but has expanded into other markets as the Company targets applications that have horsepower requirements below the Series 60 range. The Series 2000 and Series 4000 engines are designed to service the Company's off-road market segments. The Series 60, Series 50, Series 2000 and Series 4000 engines feature integral electronic controls consisting of an electronic control module and electronic unit injectors known as Detroit Diesel Electronic Controls ("DDEC").

         The Company's two-cycle engines consist of the following: the Series 53 engine (79 to 400 horsepower), the Series 71 engine (120 to 1,550 horsepower), the Series 92 engine (260 to 1,450 horsepower) and the Series 149 engine (630 to 2,935 horsepower). During 1998 the Company introduced its PowerEvolution program. PowerEvolution represents a comprehensive remake of the Company's off-road products and services designed to update product technology, broaden its power range, improve efficiency and increase shareholder value. This program is a proactive response to the changing market needs and transitions the Company's customers to four-cycle products.

         VM Motori S.p.A. ("VM" or "DDC Cento"), located in Cento, Italy, is a wholly owned subsidiary of Detroit Diesel and is a major independent supplier of diesel engines to the international automotive industry. Its principal product for this sector is a high-performance 2.5-liter, 4-cylinder, turbocharged diesel engine, which is currently being used in passenger cars, mini-vans, four-wheel drive and multi-purpose vehicles. Detroit Diesel Motores do Brasil Ltda. ("DDMB"), located in Curitiba, Brazil, is a wholly owned subsidiary of Detroit Diesel. DDMB currently assembles the 2.4-liter, 4-cylinder automotive diesel engine manufactured in Cento, Italy by DDC Cento. DDMB and VM have significant relationships with DaimlerChrysler AG to provide automotive diesel engines for both the Latin American and European markets for use in the Dodge and Chrysler products.

         The Company markets medium-duty diesel engines built in the United States by Navistar International Transportation Corp. The Company's distribution rights include applications which serve NAFTA and other worldwide markets. Within NAFTA, the Company serves the transit bus industry, generator set and specialty on-highway applications such as custom fire trucks, motor homes, refuse vehicles, and trailer spotters. Outside NAFTA, the Company serves the same applications, plus commercial on-highway vehicle manufacturers.

         In addition to its diesel-fueled engines, the Company currently offers natural gas fueled engine products, service parts remanufactured components and engines as well as high horsepower gas turbine products. The Company also sells to licensees completely knocked-down and semi knocked-down unassembled engine kits for sale within selected markets.

         In 1998, the Company discontinued its relationship with AB Volvo Penta and its North American subsidiary to distribute certain Volvo Penta marine diesel products in the NAFTA area.

MARKETS AND CUSTOMERS

         Detroit Diesel serves the on-highway, off-road and automotive markets. Following is a brief description of these markets.

         ON-HIGHWAY. The largest market for the Company's engines continues to be the on-highway market. This market is served primarily by the Company's four-cycle products. The Series 60 engine is the Company's highest volume engine for this use, accounting for approximately 94% of the Company's on-highway unit sales in 1998. The Company's engines are available through all major North American heavy-duty truck manufacturers. The Company's largest OEM customers for this market in 1998 were Freightliner Corporation, Navistar International Transportation Corp., Volvo GM Heavy Truck Corporation and PACCAR Inc. which collectively represented approximately 38% of the Company's 1998 consolidated net revenues. Sales to Freightliner Corporation represented approximately 60% of this total. The loss of any of these customers could have an adverse effect on the Company's business.

         OFF-ROAD. The off-road market consists of a variety of applications, including construction, forestry, mining, earth moving, material handling, stationary mechanical power, petroleum, commercial and pleasure craft marine, power generation, and military combat and tactical vehicles. The Company's two-cycle engines account for the majority of the Company's sales in this market, however, the Company's four-cycle engine sales are growing rapidly with the introduction of the Series 2000 and Series 4000 engines in late 1997 and with the initiation of PowerEvolution. The Company's products are available from a variety of industrial equipment manufacturers and Detroit Diesel distributors worldwide.

         AUTOMOTIVE. The automotive market is currently served by DDC Cento and DDMB. These two locations sell state-of-the-art turbo diesel engines that are used in passenger cars, mini-vans, trucks and sport utility vehicles to OEMs primarily for use in the European and Latin American markets. The Company's largest customer in this market is DaimlerChrysler AG. The loss of this customer could have an adverse effect on the Company's business.

SALES AND DISTRIBUTION

         Sales of the Company's products are made directly to major OEM's and through a direct sales force and a worldwide network of independently-owned and company-owned distributors who sell engines, components and parts and provide service support to local OEMs, dealers and end-users. As of December 31, 1998 there were 28 distributors in North America operating a total of 145 authorized facilities and 70 distributors outside of North

America operating 63 authorized facilities. The network of authorized service dealers, which is generally administered by these distributors, consists of over 2,530 dealers worldwide, of which approximately 2,250 are in North America. The Company has a controlling interest in four distributors worldwide and investments in four other distributors, including two in North America and two overseas.

         In support of its distribution system, the Company maintains a worldwide Parts Distribution Center in Canton, Ohio and overseas regional warehouses in The Netherlands and in Singapore. In addition, the Company's sales and service activities are supported by four remanufacturing centers in the United States that provide remanufactured engines, components and parts. The Company also operates regional sales offices strategically located to support customers in all markets.

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

         For the reasons stated above, the Company's backlog of firm orders typically averages two to three months' production, but the Company normally is aware of reasonably anticipated future orders well in advance of the placement of a firm order. At December 31, 1998 and 1997, the Company's backlog of firm orders was approximately $396 million and $333 million, respectively.

         The Company's business is moderately seasonal, as its major OEM customers historically have two-to four-week summer shutdowns of operations during the third quarter. The Company typically shuts down its own operations for one week each July although a general shutdown of the Company's operation did not occur in 1998. Additionally, the Company's automotive operations typically shut down during the month of August. Consequently, the Company's third quarter results reflect the effects of these shutdowns.

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

         With the increase in global business activity, the Company is subject to risks of conducting business abroad, including currency exchange rate fluctuations, limits on repatriation of funds, compliance with foreign laws and other economic and political uncertainties that may threaten the

Company's operations or assets located in foreign countries. Changes in foreign currency exchange rates are generally reported as a component of stockholders' equity. Changes in the value of the Italian Lira, the Singapore Dollar and the Brazilian Real will impact the Company's translation adjustments in the future. Additionally, the Company has entered into transactions denominated in Deutschmarks ("DM"). Changes in the value of the DM versus the United States dollar will affect the Company's results of operations and financial position.

         Summary information by geographic area is set forth in "Segment Information" in Note 7 of the Notes to the Consolidated Financial Statements.

RESEARCH AND DEVELOPMENT

         The Company's research and development efforts are intended to facilitate its ability to respond to market needs and the technological demands of the market. Total research and development expenditures were $93.9 million, $97.5 million and $105.2 million for 1998, 1997 and 1996, respectively. In addition, the Company conducts research and development that is funded by various government agency-sponsored projects.

SUPPLIERS

         The Company believes it has adequate sources for the supply of raw materials and components for its manufacturing needs. The Company's suppliers are located primarily in North America and Western Europe. The Company has a policy of strengthening its supplier relationships by concentrating its purchases for particular parts over a limited number of suppliers and to work with those suppliers to achieve mutually beneficial cost savings resulting from engineering or process improvements. The Company believes that this policy contributes to quality control and cost control and increases the suppliers' commitment to the Company. Moreover, the Company relies upon, and expects to continue to rely upon, single source suppliers for critical components: electronic unit injectors from Diesel Technology Company (an affiliated company) camshafts and cylinder liners from Dana Corporation; piston castings from General Motors Corporation, Powertrain Division; crankshafts from Krupp Hoesch Automotive; valves from Eaton Corporation; engine retarders from Jacobs Vehicle Systems; turbochargers from AlliedSignal Automotive; and electronic control modules from Motorola, Inc. Additionally the Company uses several European suppliers for critical components. The loss of any of these suppliers could have an adverse effect on the Company's business.

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

PATENTS AND TRADEMARKS

         The Company maintains, and has pending, various U.S. and foreign patents and patent licenses relating to its business, which it believes are appropriate to protect the Company's interest in existing products, new inventions and product developments. DDC Cento also maintains various U.S. and foreign patents relating to its business. The Company does not believe any single patent is material to its business, nor would the expiration or invalidity of any patent have a material adverse effect on its business or its ability to compete. The Company is currently involved in two patent infringement lawsuits with its two principal competitors. Refer to Item 3 for a discussion involving these matters.

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

EMPLOYEES

         At December 31, 1998, the Company (including its distributor and remanufacturing subsidiaries) employed approximately 6,600 persons worldwide. Approximately 2,000 of the Company's employees are represented by the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America, Local 163 ("UAW"). During the year, the Company and the UAW successfully completed negotiations on a new six-year collective bargaining agreement that will expire on October 30, 2004. The agreement met the objectives of the Company and the UAW to increase productivity and efficiency, meet the competitive demands of the global marketplace and provide competitive wage and benefit packages.

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

         The Clean Air Act establishes the U.S. regulatory framework for air quality and provides the EPA with authority for promulgating regulations and setting emission standards for mobile sources, including those applicable to engines used in heavy-duty, on-highway vehicles, as well as non-road vehicles and equipment. The federal Clean Air Act allows only the State of California to set its own standards.

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

         The Company has a full line of on-highway engines of various horsepower ratings and configurations for trucks and buses which are divided into families. The Company has received EPA and CARB certification for these families for 1999.

         In late 1997, the EPA and CARB advised the Company and other heavy-duty engine manufacturers, that certain engine software control strategies employed to maximize fuel economy may be in violation of the Clean Air Act. While the Company believes that the engine control strategies it used were in compliance with applicable laws and regulations, the Company engaged in discussions with the EPA, CARB and the U.S. Department of Justice to address the agency's concerns. These discussions resulted in the negotiation of a Consent Decree with the United States and a settlement agreement with CARB which were signed on October 22, 1998. Similar agreements were negotiated and agreed to by other heavy-duty engine manufacturers. The Company believes that the settlements will avoid the possibility of prolonged and complicated litigation between the parties and that the agreements are fair, reasonable and in the public interest. The Consent Decree is expected to be entered by the court during the second quarter of 1999.

         Under the terms of the agreements, the Company has agreed to : (1) limit the use of certain, engine software control strategies, (2) demonstrate emission performance for 1999 and later model year engines using specified supplemental test procedures in addition to existing certification procedures,
(3) provide retrofit kits that can be used to reduce emissions when rebuilding existing engines, (4) assist in the development of and conduct in-use testing on in-service engines, (5) provide for certain low emission development programs,
(6) meet certain emission limits earlier than would otherwise be required under existing regulations and (7) pay a civil penalty.

         In addition to the diesel-fueled engine families noted above, the Company also has obtained 1999 EPA and CARB certification of spark-ignited Series 50G and Series 60G urban bus engine families which use natural gas for fuel. Natural gas engines have NOx and PM emissions which are inherently lower than diesel-fueled engines and are an important alternative for customers seeking low emission engines, such as in the urban bus market.

         Aside from the procedures required to obtain the new engine certification, the EPA has three principal means by which to verify compliance with its emission standards: (1) voluntary emission audit testing by the manufacturer, (2) Selective Enforcement Audits ("SEAs") in which production engines are taken off the assembly line and tested in the presence of EPA compliance officers, and (3) in-use compliance testing in which the EPA removes engines from in-service vehicles and performs emission tests. To date, the EPA has relied on manufacturer audits and SEA testing and has not used its authority to conduct in-use tests. For several years, the Company has maintained an active program of voluntary emission audits. Successful completion of SEAs is important since upon failure of an SEA, the EPA has the authority to void the engine family certificate, require re-certification of the engine family and require the manufacturer to recall non-complying engines.

         The EPA also has an emission defect reporting program and may require a recall if defects are found in an emission-related component on 25 or more engines. CARB regulations require the Company to report failure of emission-related components through the monitoring of warranty claims. When the failure rate reaches a specified level (the greater of 25 component failures or one per cent of the engines built), reports are required to be filed with CARB. A recall may be triggered if failures are found on the greater of 50 engines or two percent of the engines built. The Company has submitted regular reports of warranty failures to CARB, but no recalls have been conducted as a result of these reports.

         In 1993, the EPA issued a retrofit/rebuild rule for urban bus engines. Under the provisions of the rule, certain transit bus operators are required to use certified emission upgrade equipment when rebuilding their 1993 and earlier urban bus engines. In 1998, the Company certified equipment for 1993 and earlier 6V-92 mechanically and electronically controlled urban bus engines which will reduce PM emissions to below 0.10 g/bhp-hr. This equipment is currently available for customer use.

         The EPA also has promulgated regulations for engines used in non-road vehicles and equipment used in mining, agriculture, industrial, construction and other uses. The requirements phased in by engine power level categories beginning in 1996 with engines having rated horsepower ("hp") in the 175 to 750 range. Requirements for 100 to 175 hp and 50 to 100 hp took effect in 1997 and 1998. Engines rated above 750 hp will be covered in 2000. The EPA's regulations complement CARB regulations which went into effect in 1996 for 175 to 750 hp engines and which will apply to engines over 750 hp in 2000. Since the Clean Air Act amendments preempt California from regulating non-road engines under 175 hp, these engines are only covered by EPA regulations. The Company has certified a complete line of non-road engines with various power ratings to meet EPA and CARB requirements. The EPA is in the process of developing emission regulations for propulsion and auxiliary engines over 50 hp used on commercial marine vessels. These regulations were formally proposed in late 1998 and will be finalized in 1999. It is expected that these rules will begin to take effect in 2004. The Company believes that many of the emission control technologies developed for non-road engines can be adapted for use on marine engines and that the Company will be well-positioned to offer a full line of marine engines that comply with the emission requirements.

         Emission regulations for heavy-duty engines are prevalent throughout the world. In North America, Mexico and Canada have adopted U.S. emission requirements for on-highway engines. Europe also has emission requirements for on-highway engines. Since the current regulations known as "Euro II" took effect in 1995, the Company has obtained certification authority approval for several Series 50 and Series 60 engine ratings. New and more stringent "Euro III" regulations have been adopted and will take effect in 2000. Europe has also finalized regulations applicable to engines used in non-road mobile machinery. These regulations include two stages of standards which will phase in by power level beginning in 1999. The standards and phase-in dates are generally compatible with the EPA's current and proposed standards for non-road engines. The Company believes it is well-positioned to meet these regulatory requirements for the product it sells in those markets.

         The EPA also regulates noise emissions from heavy-duty vehicles. The Company works with vehicle OEMs to assure that vehicles with the Company's engines comply with the noise requirements.


         FACILITY COMPLIANCE. The Company believes that the facilities operated by it and its subsidiaries are in material compliance with applicable environmental statutes and regulations. Factory operations include machining, plating, painting, assembly and testing of diesel engines. An environmental engineering staff, under the direction of the Company's manufacturing operations group, monitors air, water and solid waste discharge which result from factory operations as well as on-going remediation activities undertaken by the Company and prior operators of the facility. The Company operates through subsidiaries an engine manufacturing facility in Cento, Italy and an engine assembly facility in Curitiba, Brazil. The Company believes that these overseas facilities are in compliance with applicable environmental laws and regulations.

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

ITEM 2.  PROPERTIES.

         The Company's world headquarters is located in Detroit, Michigan and its primary manufacturing facility is on adjoining premises located in the township of Redford, Michigan. The 129-acre site includes almost three million square feet of manufacturing and storage buildings, engineering laboratory and administrative offices. The Company leases this facility on a long-term basis with a right of first refusal and purchase option. The Company also operates a 575,000 square foot Parts Distribution Center in Canton, Ohio under a lease which expires in 2005. The Company and its remanufacturing subsidiary lease from an affiliate a 300,000 square foot manufacturing facility in Tooele, Utah. Its regional sales offices in North America and Europe are operated from leased facilities. The Company's automotive operations are located in Cento, Italy and Curitiba, Brazil. The 19-acre site in Cento contains approximately 500,000 square feet of developed space for manufacturing, engineering and administrative offices. In 1997, the Company developed a 50,000 square foot automotive engine assembly facility in Curitiba. The Company believes its facilities are suitable for its current needs.

         The Company-owned distributors either own or lease their facilities. The Company also subleases similar facilities in various locations to several independently owned distributors. The Company's remanufacturing business is conducted from four facilities: the leased facility in Tooele, Utah and three owned locations in Emporia, Kansas and Cambridge, Ohio and Grand Rapids, Michigan. Lease terms generally range from 5 to 15 years with renewal options.

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

         James M. Wright, and five other individuals, filed a class action lawsuit against the Company and General Motors Corporation in the Superior Court of New Jersey, Camden County Law Division, on January 28, 1993, alleging that various two cycle engines, originally manufactured by either defendant were defective as modified in different ways by various third parties for use in yachts. Plaintiffs asserted claims on behalf of themselves and a proposed nationwide class for alleged breach of warranty, fraud, negligent misrepresentation and violation of the Magnuson-Moss Warranty Act, the New Jersey Consumer Fraud Act and the Uniform Commercial Code. Class certification was denied by the court three times. Once before discovery, and twice after discovery was completed. In October 1998, defendants' motions for summary judgment on the individual claims were granted. Two of the plaintiffs have settled their individual claims, and the four remaining plaintiffs have again appealed the denial of class certification and dismissal of their individual claims. The Company believes that these proceedings will not have a material adverse impact on the financial position or results of operations of the Company.

         Caterpillar Inc., a competitor of the Company, filed a lawsuit on June 12, 1995 in the U.S. District Court, Northern District of Indiana (South Bend Division) claiming that the cruise power feature used on certain of the Company's on-highway engines infringes on a Caterpillar patent. Caterpillar seeks an injunction and compensatory damages. In April 1998, the court granted the Company's motion for summary judgment for non-infringement. Caterpillar has appealed to the U.S. Court of Appeals for the Federal Circuit. Oral argument is scheduled for mid-1999. The Company believes that it has meritorious defenses to the appeal and that the outcome of the proceedings will not have a material adverse impact on the financial position or results of operations of the Company.

         Cummins Engine Company, Inc., a competitor of the Company, filed a lawsuit on June 6, 1997 in the U. S. District Court, Southern District of Indiana (Indianapolis Division) claiming that Detroit Diesel infringes a Cummins patent which discloses a method and device to generate information and software to calibrate electronic engine control modules. Cummins seeks an injunction and unspecified damages. The Company has responded to the complaint denying infringement and has filed a motion for summary judgment for non-infringement and invalidity, which are currently pending. The Company believes it has meritorious defenses to all claims and that the proceedings will not have a material adverse impact on the financial position or results of operations of the Company.

         On October 22, 1998, simultaneously with the filing of a lawsuit by the United States Department of Justice and the U.S. Environmental Protection Agency ("EPA") in the U.S. District Court for the District of Columbia, alleging violations of the Clean Air Act, the Company and other diesel engine manufacturers signed agreements with EPA and the California Air Resources Board ("CARB") to resolve agency concerns about the level of oxides of nitrogen emissions from heavy-duty trucks under certain driving conditions. The agreements provide for the acceleration of lower NOx standards previously established by EPA and CARB for both on-highway and off-road engine applications and increase the stringency of testing procedures relative to emissions standards. The Company also agreed to modify electronic engine control strategies, provide for research and development to further reduce emissions and make a settlement payment of $12.5 million. [Refer to Item One, Environmental Matters under the sub-heading Product Compliance for additional information.] The entry of the agreements is subject to court approval.

         Two other lawsuits have been filed by private litigants against the Company and other manufacturers which arise out of the same operative facts. In Environmental Law Foundation v. Cummins Engine Co., Inc. et al including Detroit Diesel Corporation, which was filed on October 2, 1998 in the Supreme Court of California, San Francisco County, plaintiff alleges that the defendant heavy-duty vehicle and engine manufacturers violated state emissions laws and the Unfair Competition Law. Injunctive relief and restitution was sought on behalf of the public. On February 11, 1999, the court ruled that plaintiff failed to state valid claims and ordered the case dismissed. In Tri-state Express, Inc., et al. v. Cummins Engine Co., Inc. et al, filed on January 29, 1999 in the United States District Court for the District of Columbia, three trucking companies seek to represent a nationwide class of purchasers of heavy-duty diesel engines for employing illegal "defeat devices". Plaintiffs claim that the sale of engines and trucks constituted breach of warranty and contract, unjust enrichment, violation of the Magnuson-Moss Warranty Act and fraud in violation of the Racketeer Influenced and Corrupt Organizations Act. Injunctive relief as well as compensatory and statutory damages are being sought. The Company believes it has meritorious defense to these claims and that these proceedings will not have a material adverse impact on the financial position or results of operations of the company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets out the names and ages of the executive officers of the Company, their present positions and their business experience during the past five years.



           Name                 Age            Positions with Company
           ----                 ---            ----------------------
  Roger S. Penske               62    Chairman and Director

  Ludvik F. Koci                62    Vice Chairman and Director

  Timothy D. Leuliette          49    Vice Chairman and Director

  Charles G. McClure            45    President and Director

  Robert R. Allran              56    Executive Vice President-Operations

  David F. Merrion              62    Executive Vice President-Engineering

  Robert E. Belts               49    Senior Vice President-Finance

  A. Gordon Clark               77    Senior Vice President-Sales

  Calvin C.  Sharp              47    Senior Vice President- Administration

  Robert A. Sisk                44    Senior Vice President - Strategic Planning
                                      and Business Development

  Paul F. Walters               55    Senior Vice President

  John F. Farmer                45    Vice President and General Counsel

         Roger S. Penske has been Chairman and a director of the company since its organization in 1987, and his current term as a Class III director expires in 1999. Mr. Penske is also Chairman of the Board and Chief Executive Officer of Penske Corporation. Penske Corporation is a privately-owned diversified transportation services company which (among other things) holds, through its subsidiaries, interests in a number of businesses, including Penske Truck Leasing Co., L.P., Penske Motorsports, Inc., and Diesel Technology Company. Mr. Penske is also a member of the Boards of Directors of General Electric Company, Penske Motorsports, Inc., Gulfstream Aerospace Corporation and Delphi Automotive Systems Corporation.

         Tim Leuliette has been a director and Vice Chairman of the company since 1996, and his current term as a Class I director expires in 2000. Before that, Mr. Leuliette had been President and Chief Executive Officer of ITT Automotive, Inc., and Senior Vice President of ITT Industries, Inc., since 1991, and was President and Chief Executive Officer of Siemens Automotive, L.P. from 1988 to 1991. Mr. Leuliette is also a director and the President and Chief Operating Officer of Penske Corporation. Mr. Leuliette is a director of the Detroit Branch of The Federal Reserve Bank of Chicago. His other affiliations have been with the Leukemia Society of America, Children's Center, Vision 2000, Arthritis Foundation and Junior Achievement.

         Ludvik F. Koci has been a director of the company since its organization in 1987, and his current term as a Class II director expires in 2001. Mr. Koci has been Vice Chairman of the company since November 1997. Before that, he had been President and Chief Operating Officer of the company from 1989 to 1997 and Executive Vice President from the company's organization in 1987 to 1989. Prior to the company's commencement of operations in January 1988, Mr. Koci had been employed by General Motors since 1954.

         Charles G. McClure has been President of the company since August 1997 and a director since November 1997, and his current term as a Class II director expires in 2001. Before that, Mr. McClure had been President, and previously Vice President and General Manager, of The Americas Division of Johnson Controls, Inc. from 1995 to 1997, and Vice President and Managing Director of Johnson Controls' Automotive Systems Groups' Europe Operations from 1992 to 1995. Mr. McClure is also a director of Williams Controls, Inc.

         Robert R. Allran was appointed Executive Vice President-Operations in September 1997. Prior to that, Mr. Allran was Senior Vice President-Operations since the Company's organization in 1987.

         David F. Merrion was appointed Executive Vice President-Engineering in January 1999. Prior to that, Mr. Merrion was Senior Vice President-Engineering since the Company's organization in 1987.

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

         Robert A. Sisk has been Senior Vice President - Strategic Planning and Business Development since January 1997. Before that, he was Vice President, Business Development from 1992 to 1997, and Vice President-Power Systems from 1989 to 1992.

         Paul F. Walters has been Senior Vice President of the Company since July 1997. Mr. Walters is also the Executive Vice-President - Administration of Penske Corporation since July 1997. Prior to that, Mr. Walters was Senior Vice President-Administration of the Company since its organization in 1987.

         John F. Farmer has been General Counsel of the Company since 1988 and a Vice President of the Company since April 1993. From 1988 to January 1994, Mr. Farmer was also Secretary of the Company.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

         On March 1, 1999, the Company had 24,703,566 shares of its common stock $.01 par value outstanding, which were owned by 2,488 stockholders of record.

         The Company did not pay any dividends in 1998, 1997 or 1996. On March 9, 1999, the Board of Directors approved a quarterly dividend of $.125 per share for shareholders of record on March 19, 1999 payable on April 20, 1999. The Company's current policy is to pay a quarterly dividend.

         The common stock has been traded on the New York Stock Exchange under the symbol "DDC", since October 8, 1993. From that date to December 31, 1998, the common stock has had a low market price of $15 1/2 per share and a high market price of $36 7/8 per share.



----------------------------------------------------------------------------------------------------------------
                                COMMON STOCK QUARTERLY MARKET PRICE INFORMATION
----------------------------------------------------------------------------------------------------------------
                                                                   1998                         1997
FISCAL QUARTER                                               HIGH         LOW            HIGH          LOW
----------------------------------------------------------------------------------------------------------------

First                                                       23 3/4        17 15/16       24 1/8       15 3/4
Second                                                      25 3/4        20 3/16        24           15 7/8
Third                                                       22 3/16       16 1/4         26 1/4       21 11/16
Fourth                                                      23            15 1/2         24 3/16      19 3/4
---------------------------------------------------------------------------------------------------------------

ITEM 6.  SELECTED FINANCIAL DATA.

         The following table sets forth selected Statement of Income and Balance Sheet Data for the periods indicated. This table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Company's Consolidated Financial Statements and related notes included in Item 8.


(In millions, except per share and unit amounts)                 YEARS ENDED DECEMBER 31,
----------------------------------------------------------------------------------------------------------------------------------
                                                       1998                1997             1996             1995            1994
-----------------------------------------------------------------------------------------------------------------------------------
STATEMENT OF INCOME DATA
   Net revenues                                  $   2,250.6          $   2,163.9      $   1,962.9      $   2,087.1      $  1,662.5
   Gross profit                                        524.6                494.8            449.1            486.3           388.8
   Selling and administrative expenses                 355.6                338.9            292.1            311.0           259.9
   Research and development expenses                    93.9                 97.5            105.2             94.8            64.4
   Interest expense                                     11.8                 12.9             12.1              9.7             4.9
   Special charge                                       12.5                 --               38.3             --              --
   Restructuring  charge                                --                   --               --               10.0            --
   Income before income taxes and minority
     interests                                          50.8                 45.5              1.4             60.8            59.6
   Net income                                           28.0(1)              29.9              3.8(2)          40.1(3)         36.1
   Basic net income per share
                                                 $       1.13(1)      $      1.21      $       .16(2)   $      1.62(3)$        1.52
   Diluted net income per share
                                                 $       1.13(1)      $      1.21      $       .16(2)   $      1.62(3)$        1.52


BALANCE SHEET DATA
   Total assets                                  $    1,240.7         $   1,156.5      $   1,112.6      $   1,045.1      $    711.2
   Long-term debt                                        62.6                73.8             92.6             58.5            --
   Total debt                                           105.0               125.4            119.0             90.1            --
   Total liabilities                                    868.4               811.7            791.4            734.7           433.5
   Total stockholders' equity                           372.3               344.8            321.2            310.4           277.7
   Working capital                                      206.5               169.3            178.3            140.7           174.1

OPERATING DATA
   Number of manufactured engines sold                153,275             159,966          132,272          143,951          73,953
   Income before interest, taxes and minority
     interests                                   $       62.6         $      58.4      $      13.5      $      70.5      $     64.5
   Capital expenditures                                  44.7                63.2             57.8             76.5            37.9


(1) Includes a $12.5 million, net of tax, charge related to agreements with the U.S. Environmental Protection Agency and the California Air Resources Board. Excluding the charge, net income would have been $40.5 million, or $1.64 per share.


(2) Includes a $24.9 million, net of tax, special charge for product coverage and to reduce the value of an investment in Mexico. Excluding this charge net income would have been $28.7 million, or $1.17 per share.


(3) Includes a $6.7 million, net of tax, restructuring charge to cover costs of a reduction in salaried personnel. Excluding this charge, net income would have been $46.8 million, or $1.90 per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of Detroit Diesel Corporation's ("Detroit Diesel", "DDC" or the "Company") historical results of operations and of its liquidity and capital resources should be read in conjunction with the Consolidated Financial Statements and related notes thereto.

OVERVIEW

1998 marked several new records for Detroit Diesel including heavy-duty engine unit sales and record total revenues. In addition, DDC entered into a competitive six-year collective bargaining agreement with its hourly workforce in Redford, Michigan, and introduced a program called PowerEvolution to competitively position Detroit Diesel for the future.

Detroit Diesel Corporation and its consolidated subsidiaries reported 1998 net revenues of $2.3 billion, an increase of 4% over 1997, producing earnings before income taxes of $63.3 million, a gain of 39%, before a special charge of $12.5 million. This compares to net revenues of $2.2 billion and earnings before income taxes of $45.5 million in 1997. During the year, the Company recorded a special charge related to agreements reached with the U.S. Environmental Protection Agency ("EPA") and the California Air Resources Board ("CARB"). After this charge, Detroit Diesel recorded earnings before income taxes of $50.8 million and net income of $28.0 million, or $1.13 per basic share. Excluding the special charge, net income would have been $40.5 million and basic earnings per share would have been $1.64 per share, compared to $29.9 million, or $1.21 per share in 1997.

During the year, the Company and Local 163, International Union, United Automobile, Aerospace and Agricultural Implement Workers of America ("UAW"), successfully completed negotiations on a new six-year collective bargaining agreement that will expire on October 30, 2004. The agreement met the objectives of the Company and the UAW to increase productivity and efficiency to meet the competitive demands of the global marketplace, and to provide competitive wage and benefit packages. The agreement reflects the continuing positive relationship between Detroit Diesel and its UAW membership.


During 1998, Detroit Diesel and the other diesel engine manufacturers concluded months of discussions and entered into agreements with the EPA and CARB regarding the levels of oxides of nitrogen ("NOx") emissions from heavy-duty trucks under certain driving conditions. The agreements provide a schedule to accelerate lower NOx emission standards previously established by regulation for both on-highway and off-road applications and supplement testing procedures relative to emission standards. The manufacturers also agreed to modify their electronic engine control strategies, invest in environmental projects aimed at further reducing NOx emissions, and make a settlement payment that resulted in a special charge.


As a result of these agreements, the Company has committed to advanced research and development activities over the next five years to generate further emission reductions. These expenditures will be made as a part of the Company's continuing environmental research and development efforts.

Although the Company believes its products are in full compliance with applicable regulations, the Company believes this resolution with the agencies was in the best interests of its customers, shareholders, suppliers and employees.

Additionally, Detroit Diesel implemented the PowerEvolution program in 1998. PowerEvolution represents a comprehensive remake of the Company's off-road products and services designed to update product technology, broaden its power range, improve efficiency and increase shareholder value. This program is a proactive response to the changing market needs, and transitions the Company's customers to four-cycle products. Management currently anticipates PowerEvolution will have a positive impact on operating margins and earnings during 1999 and into the future.

The Company's ability to achieve further sales growth in 1999 depends, in part, on the level of heavy-duty truck sales in North America, the strength of the European automotive market, and the success of its PowerEvolution efforts to transition its customers to four-cycle products. These factors, along with the growth planned for remanufactured products, provide a strong basis to further diversify the Company's revenue base and provide sales growth to the Company in 1999 and beyond.

Total assets for 1998 increased to $1.2 billion, an increase of approximately $84 million from 1997. The Company's debt to total capitalization ratio was 22.0% at the end of 1998 compared to 26.7% at the end of 1997, despite increases in working capital requirements related to sales volume and capital investments in 1998.

RESULTS OF OPERATIONS

For the periods indicated, the following table sets forth the percentage of net revenues represented by certain items included in the Company's Consolidated Statements of Income.

                            Years Ended December 31,
--------------------------------------------------------------------------------
                                    1998     1997      1996
--------------------------------------------------------------------------------


Net revenues                       100.0%   100.0%   100.0%
Cost of sales                       76.7     77.1     77.1
                                   -----    -----    -----
Gross profit                        23.3     22.9     22.9
Expenses:
Selling and administrative          15.8     15.7     14.9
Research and development             4.2      4.5      5.4
Interest                              .5       .6       .6
Special charge                        .5     --        1.9
                                   -----    -----    -----
    Total                           21.0     20.8     22.8
Income before income taxes and
    minority interests               2.3      2.1       .1
Provision for income taxes           1.1       .7      (.1)
                                   =====    =====    =====
Net income                           1.2%     1.4%      .2%
                                   =====    =====    =====

The Company's net revenues for each of its markets during the last three years were:



(In millions)                     Years Ended December 31,
------------------------------------------------------------
                               1998         1997       1996
------------------------------------------------------------
On-Highway                     $1,341     $1,210     $  975
Off-Road                          724        714        766
Automotive                        186        240        222
                               ------     ------     ------
Net revenues                   $2,251     $2,164     $1,963
                               ======     ======     ======


1998 COMPARED TO 1997

  NET REVENUES. Record total 1998 net revenues of $2.3 billion were 4% higher than 1997 net revenues of $2.2 billion. The increase in net revenues during 1998 reflects the overall strength of the North American on-highway heavy-duty truck market coupled with increased sales of the Company's DDC/MTU Series 2000 and MTU/DDC Series 4000 engines. Series 60 engine unit sales totaled over 77,500 units versus 65,700 units in 1997, an increase of approximately 11,800 units, or 18% over 1997 levels. Additionally, unit sales of the Series 2000 and Series 4000 engines grew to over 660 units in 1998, an increase of over 500 units versus 1997. Also, revenues from the Company's remanufacturing operations increased 14% versus the prior year. These increases were somewhat offset by the anticipated decline in two-cycle unit sales of 17% as the Company began implementation of its PowerEvolution program. Additionally, automotive sales decreased from record 1997 revenues reflecting the completion of certain supply contracts during 1998. Service parts sales during the year were consistent with 1997 levels.

  GROSS PROFIT. Gross profit for 1998 was $524.6 million, or 23.3% of net revenues, compared to $494.8 million, or 22.9% of net revenues for 1997, an increase of $29.8 million, or 6%. The increase in gross margin is attributable to increased engine sales and the sales mix of the Company's heavy-duty diesel engines and automotive products, combined with the Company's cost reduction efforts.

    SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses for 1998 were $355.6 million, or 15.8% of net revenues, compared to $338.9 million, or 15.7% of net revenues for 1997, an increase of $16.7 million. The increase in selling and administrative expenses is attributable to higher sales volume for the Company's products partially offset by the Company's focus on controlling expenses through its cost reduction efforts.

  RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $93.9 million for 1998 compared to $97.5 million for 1997, a decrease of $3.6 million. The decrease reflects lower expenditures for Series 2000 and Series 4000 engine development following these products' implementation during 1997.

  INTEREST EXPENSE. Interest expense was $11.8 million for 1998 compared to $12.9 million for 1997, a decrease of $1.1 million. The lower level of interest expense in 1998 is attributable to lower interest rates, improved cash flow and the decrease in capital expenditures versus the prior year.

  SPECIAL CHARGE. The Company recorded a special charge during 1998 of $12.5 million related to agreements with the EPA and the CARB to resolve the agencies' concerns about the levels of oxides of nitrogen emissions from heavy-duty trucks under certain driving conditions. The special charge is payable in four annual installments, the first of which will be due within 30 days after the formal approval of the agreements is entered by the United States District Court for the District of Columbia in the related proceedings.

  INCOME TAX EXPENSE. Income tax expense for 1998 was $22.8 million compared to $15.5 million for 1997. The effective tax rate for 1998 was 44.9% and reflects the Company's earnings in 1998 including the effect of the special charge which is not tax deductible. Excluding the effect of this charge, the Company's effective tax rate for 1998 would have been 36.0%.

  NET INCOME. Net income for 1998 was $28.0 million, compared to $29.9 million for 1997, a decrease of $1.9 million. Excluding the special charge, net income would have been $40.5 million, or $1.64 per share, an increase of $10.6 million.

1997 COMPARED TO 1996

  NET REVENUES. Record total 1997 net revenues of $2.2 billion were $201 million higher than 1996 net revenues of $2.0 billion. The increase in net revenues during 1997 reflects the overall strength of the North American on-highway heavy-duty truck market coupled with the strength of the Company's automotive market. Additionally, service part sales and revenues from the Company's company-owned distributorships and remanufacturing operations increased 5% while sales of Volvo Penta, MTU and Series 30/40 engine products distributed by the Company grew 11%.

During 1997, the Company sold 65,700 Series 60 engines, an increase of approximately 16,000 units over 1996 levels, or 32%. This increase was somewhat offset by the decline in two-cycle unit sales of 10% as customers began to transition to new products manufactured by the Company.

  GROSS PROFIT. Gross profit for 1997 was $494.8 million, or 22.9% of net revenues, compared to $449.1 million, or 22.9% of net revenues for 1996, an increase of $45.7 million. The increase in gross profit is attributable to the increase in net revenues and unit volume partially offset by costs associated with new product introductions.

  SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses for 1997 were $338.9 million, or 15.7% of net revenues, compared to $292.1 million, or 14.9% of net revenues for 1996, an increase of $46.8 million. The increase in selling and administrative expenses is attributable to the increase in sales volume in 1997, costs associated with new product introductions, product shipping costs to meet customer demand and increases in incentive pay due to higher earnings in 1997.

  RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $97.5 million for 1997 compared to $105.2 million for 1996, a decrease of $7.7 million, as the Company's investments in new products declined from 1996 levels following the 1997 introduction of the Series 2000 and Series 4000 engines.

  INTEREST EXPENSE. Interest expense was $12.9 million for 1997 compared to $12.1 million for 1996, an increase of $.8 million. The increase in interest expense is due to changes in interest rates and the composition of the Company's outstanding borrowings throughout 1997.

  INCOME TAX EXPENSE. Income tax expense for 1997 was $15.5 million compared to a tax credit of $3 million in 1996. The effective tax rate for 1997 was 34.2%. The increase in tax expense during 1997 reflects the higher level of earnings in 1997 offset by benefits attributable to the Company's foreign sales corporation and a change in income tax rates in Italy from 53% to 41%.

  NET INCOME. Net income for 1997 was $29.9 million, compared to $3.8 million for 1996, an increase of $26.1 million. Net income in 1996 included the effect of a special charge of $24.9 million.

LIQUIDITY AND CAPITAL RESOURCES

During the three years ended December 31, 1998, Detroit Diesel funded its working capital, investment and capital expenditure requirements using cash flow from operations and bank borrowings under various revolving lines of credit and bank notes.

The Company has a $300 million, unsecured revolving credit agreement with a bank group, including The Chase Manhattan Bank, as participant and agent for the other participating banks, which expires in June of the year 2000. Borrowings under this agreement bear interest at LIBOR-based rates, prime-based rates and rates determined by competitive bidding among the participating banks. The Company had available credit under this agreement totaling approximately $282 million at December 31, 1998. Additionally, the Company has interest rate swap agreements, which extend through May 2000 and may be extended through May 2001, that effectively convert $50 million of its variable rate debt to a fixed rate of 6.05%.

The Company's subsidiary, VM Motori S.p.A. ("VM" or "DDC Cento") has approximately $56 million in unsecured, short-term lines of credit with several banks. At December 31, 1998, VM had available credit of approximately $32 million under these lines of credit.The Company generated cash flows from operations of $78.4 million, $54.9 million and $22.9 million for 1998, 1997 and 1996, respectively, which reflects the Company's net income, adjusted for non-cash items and changes in working capital. Capital expenditures were reduced in 1998 to $44.7 million compared to $63.2 million in 1997 and $57.8 million in 1996. The reduction in capital expenditures reflects a decrease in capital requirements at the Company's subsidiary locations, especially in Italy and Brazil, as major projects were completed at these facilities in 1997. Capital expenditures in 1998 were used to expand and enhance production capacity of the Company's Series 60, Series 2000 and Series 4000 products, to upgrade and enhance information systems and upgrade facilities. The Company's capital expenditure program for 1999 is approximately $50 million.

At December 31, 1998, the Company was contingently liable for letters of credit of approximately $16.8 million and guarantees to banks of approximately $21.0 million. The Company had commitments of approximately $9.5 million to complete various capital projects.

The Company is subject to risk of changes in foreign currency exchange rates due to operations located outside the United States. Changes in foreign currency exchange rates are generally reported as a component of stockholders' equity. Changes in the value of the Italian Lira, the Singapore Dollar and the Brazilian Real will impact the Company's translation adjustments in the future. Additionally, the Company has recorded liabilities approximating 36.6 million in Deutschmarks ("DM") as of December 31, 1998. Changes in the value of the DM versus the United States dollar will effect the Company's results of operations and financial position.

The Company believes that it will be able to satisfy on-going cash requirements (including capital expenditures for environmental compliance and other projects) for the next twelve months and thereafter, with cash flow from operations, supplemented as necessary, by borrowings under its various financing arrangements.

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

  STATE OF READINESS. The Company's Information Technology department is coordinating the evaluation and resolution of the Company's Year 2000 issues. Major groups--such as operations, engineering, financial, purchasing and human resources-- have been identified to assume specific responsibility for tracking and resolving Year 2000 issues relating to the Company's business, including core business systems, user-controlled plant processes, user-controlled research and development processes, suppliers and payroll.

The Year 2000 project is being implemented in five phases: Assessment, Planning, Implementation, Testing and Independent Audit. The Company completed the Assessment and Planning phases and is now focusing mainly on Implementation and Testing which began in 1998 and will continue during the first part of 1999. Based on current estimates, implementation and testing of Year 2000 remedies for all critical systems are expected to be completed by the end of the second quarter in 1999. Testing and Independent Audit have begun and are expected to be conducted throughout 1999 in sufficient time to correct any additional Year 2000 issues that may be identified.

The Company has determined that Detroit Diesel engines, together with standard ECM hardware and program software (DDEC and MDEC), are Year 2000 compliant. The Company is in the process of reviewing its other electronic and software products for Year 2000 compliance and has determined that all other products are either compliant or will be compliant during 1999.

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


  COSTS TO ADDRESS THE YEAR 2000 ISSUE. The costs associated with Year 2000 compliance primarily consist of personnel expenses for individuals dedicated to the effort and for professional fees paid to third party providers for assistance and audit-related activities. It is the Company's policy to expense these costs as incurred. Additionally, the Company may invest in new and upgraded hardware and software to solve the Year 2000 issues. In these instances, the Company will capitalize allowable costs in accordance with its policies and procedures.

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

  RISKS PRESENTED BY YEAR 2000 ISSUES. Successful execution of the Company's Year 2000 project would result in critical internal systems becoming Year 2000 compliant on a timely basis. If, however, Year 2000 issues persist in these systems, then there could be an interruption in, or failure of, the Company's normal business activities that could have a material adverse effect on the Company's operations, liquidity and financial condition.

  The Company's Year 2000 project will also help to improve the Company's information on the preparedness of third parties with whom it transacts business. While the information is valuable in helping the Company assess these Year 2000 risks, there can be no assurances that the information received is accurate or complete, that these third parties have fully anticipated their Year 2000 exposure, or that these third parties will become Year 2000 compliant on a timely basis. If Year 2000 issues persist with these third parties, then there could be an interruption in, or failure of, the Company's normal business activities that could have a material adverse effect on the Company's operations, liquidity and financial condition. At this time, there is insufficient information to evaluate the likelihood of such an occurrence.

  In addition, there are Year 2000 issues that will generally affect all businesses including the Company, such as the Year 2000 compliance of public utility companies and governmental agencies. If such Year 2000 issues occur, then there could be an interruption in, or failure of, the Company's normal business activities that could have a material adverse effect on the Company's operations, liquidity and financial condition. At this time, there is insufficient information to evaluate the likelihood of such an occurrence.


CONTINGENCY PLANS. While the Company would generally expect to manage business interruptions relating to Year 2000 issues in a manner similar to other potential interruption issues encountered in the regular course of business, the Company is developing certain contingency plans relating specifically to Year 2000 issues. For example, the current contingency plan would allow the Company to operate for a short period of time without the intervention of computers and to establish programs with suppliers to build inventory during the latter part of 1999. The Company intends to modify its contingency plans as necessary as it progresses with its Year 2000 project. However, the contingency plans are expected to provide relief only for short periods, after which there could be an interruption in, or failure of, the Company's normal business activities that could have a material adverse effect on the Company's operations, liquidity and financial condition.

SEGMENT INFORMATION

Detroit Diesel has one reportable operating segment consistent with management's approach of making internal operating decisions. Detroit Diesel's operating segments are identified by product. All products produced by the Company are aggregated into one reportable operating segment since the nature of the products, production processes, distribution methods, and the Company's principal customers are similar. The Company's principal customers generally consist of original equipment manufacturers ("OEMs"), while the ultimate customers are major fleet carriers and end users. (See Note 7 of Notes to Consolidated Financial Statements for additional information.)

SEASONALITY

The Company's business is moderately seasonal, as its major OEM customers historically have two- to four-week summer shutdowns of operations during the third quarter. The Company typically shuts down its own operation for one week each July, however, this did not occur in 1998. Additionally, VM typically shuts down its operations during the month of August. Consequently, the Company's third quarter results reflect the effects of these shutdowns.

EFFECTS OF INFLATION

The Company believes that the relatively moderate inflation rate over the last few years has not had a significant impact on the Company's revenues or profitability. The Company does not expect inflation to have any near-term material effect on the sales of its products, although there can be no assurance that such an effect will not occur in the future.

FOREIGN OPERATIONS

Approximately 31% of the Company's 1998 net revenues were derived from sales made to purchasers in foreign countries. Included are the Company's subsidiary locations in Cento, Italy, and Curitiba, Brazil, which operate manufacturing facilities located in these countries. Because of these foreign factors, the Company's business is subject to the risks of conducting business abroad, including currency exchange rate fluctuations, limits on repatriation of funds, compliance with foreign laws and other economic and political uncertainties. (See Note 7 of Notes to Consolidated Financial Statements.)

PROSPECTIVE INFORMATION

The Company anticipates continued improvement in financial performance into 1999 based upon current forecasts, primarily generated through a continued emphasis on cost reduction activities and operating performance enhancements. Cost reduction programs such as Continuous Customer Value Improvement and PowerEvolution are expected to have a positive impact on operating margins and earnings. Additionally, increased Series 2000 and Series 4000 engine shipments in off-road markets are expected to positively impact the Company's operations. The Company will also continue to pursue merger and acquisition opportunities that meet the Company's criteria and strategic objectives.

NEW ACCOUNTING PRONOUNCEMENTS

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

The applicable risks and uncertainties include general economic and industry conditions that affect all international businesses, as well as matters that are specific to the Company and the markets it serves. For example, the achievement of projections, forecasts or estimates contained in the Company's forward-looking statements may be impacted by national and international economic conditions; compliance with U.S. and foreign treaties, laws and regulations; the general risks associated with doing business abroad, such as currency exchange rate fluctuations and limits on repatriation of funds; political uncertainties and the Year 2000 issue.

Risks that are specific to the Company and its markets include compliance with increasingly stringent emissions controls standards applicable to diesel engines; the cyclical demand for engines, particularly in the on-highway heavy-duty truck market; competition in pricing and new product development from larger companies with substantial resources; the concentration of a substantial percentage of the Company's sales with a few major OEM customers, the loss of, or change in demand from, any of which could have a material impact on the Company; increasing diversification in overseas markets and operations; labor relations at the Company and its customers and suppliers; the Company's single-source supply; just-in-time inventory strategies, which could adversely affect production if a single-source supplier is unable for any reason to meet the Company's requirements; and successful completion of the Company's Year 2000 project, as described elsewhere in this section.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Refer to "Index to Financial Statements and Schedule" on page 31.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         As to directors, the information under the caption "Proposals-Election of Directors" and "Board of Directors-Directors Continuing in Office" in the Proxy Statement furnished in connection with the solicitation by the Board of Directors of the Company of proxies for the 1999 Annual Meeting of Stockholders to be held April 27, 1999 (the "Proxy Statement") is incorporated herein by reference. As to executive officers, information is contained under the caption "Executive Officers of the Registrant" hereof. Information contained under the caption "Board of Directors-Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

         The information under the captions "Board of Directors-Director Compensation" and "Executive Compensation," and Appendix A - Performance Graph and Appendix D - Executive Compensation, of the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information under the caption "Appendix C - Stockholdings" of the Proxy Statement is incorporated herein by reference, and the information regarding beneficial owners of more than 5% of the shares of the Company's common stock of the Proxy Statement is incorporated herein by reference.

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

(b)      Reports on Form 8-K

         The Company filed no current reports on Form 8-K with the Securities and Exchange Commission during the quarter ended December 31, 1998.

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

        4.1.2 Second Amendment to the Termination, Replacement and Restatement Agreement dated February 27, 1998, among Detroit Diesel Corporation, the several banks and other financial institutions parties thereto and Chemical Bank, as agent for the Lenders and the predecessor in interest of the Chase Manhattan Bank, now acting as agent for the Lenders, which is incorporated by reference from Exhibit 4 of the Company's Quarterly Report on Form 10-Q, File No. 1-12394, filed with the Securities and Exchange Commission on May 14, 1998.

       Exhibit
       Number                       Description of Exhibit


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

        #10.3 License Agreement, dated as of March 27, 1993, between Detroit Diesel Corporation and Mercedes-Benz AG, which is incorporated by reference from Exhibit
                           10.4 of the Company's Registration Statement on Form S-1, File No. 33-66760, filed with the Securities and Exchange Commission on July 30, 1993, as amended.

      Exhibit
      Number                       Description of Exhibit


        10.4 Financing Agreement between Diesel Project Development, Inc. and Detroit Diesel Corporation, dated as of April 30, 1993, which is incorporated by reference from Exhibit 10.5 of the Company's Registration Statement on Form S-1, File No. 33-66760, filed with the Securities and Exchange Commission on July 30, 1993, as amended.

        10.5 Amended and Restated Lease Agreement by and between Corporate Property Associates 8, L.P., and Corporate Property Associates 9, L.P. and Detroit Diesel Corporation, dated as of May 24, 1994, which is incorporated by reference from Exhibit 10.6 of Amendment No. 1 to the Company's Registration Statement on Form S-1, File No. 33-79286, filed with the Securities and Exchange Commission on June 15, 1994.

        10.6 Lease Agreement, dated June 30, 1988, between the Timken Company and Detroit Diesel Corporation, which is incorporated by reference from Exhibit 10.7 of the Company's Registration Statement on Form S-1, File No. 33-66760, filed with the Securities and Exchange Commission on July 30, 1993, as amended.

        10.7 Master Lease Agreement between Detroit Diesel Corporation and GECC, dated as of May 26, 1992, which is incorporated by reference from Exhibit 10.11 of the Company's Registration Statement on Form S-1, File No. 33-66760, filed with the Securities and Exchange Commission on July 30, 1993, as amended.

        10.8 Employment Agreement, dated February 1, 1989, between Penske Transportation, Inc. and A. Gordon Clark, as amended, assumed by Detroit Diesel Corporation, which is incorporated by reference from Exhibit 10.19 of the Company's Registration Statement on Form S-1, File No. 33-66760, filed with the Securities and Exchange Commission on July 30, 1993, as amended.

        10.8.1 Second Amendment to Employment Agreement dated as of January 31, 1995, between Detroit Diesel Corporation, as assignee of Penske Transportation, Inc., and A. Gordon Clark, which is incorporated by reference from
                           Exhibit 10.12.1 of the Company's Annual Report on Form 10-K, File No. 1-12394, filed with the Securities and Exchange Commission on March 31, 1995, as amended.

        10.8.2 Third Amendment to Employment Agreement dated as of January 31, 1998, between Detroit Diesel Corporation, as assignee of Penske Transportation, Inc., and
                           A. Gordon Clark.

       Exhibit
       Number                       Description of Exhibit

        #10.9 TED Joint Development and License Agreement by and among Detroit Diesel Corporation and Mercedes-Benz Aktiengesellschaft and MTU Motoren- und Turbinen-Union Friedrichschafen GmbH, dated September 5, 1994, which is incorporated by reference from
                           Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q, File No. 1-12394, filed with the Securities and Exchange Commission on November 11, 1994.

        #10.10 FEAT Joint Development and License Agreement by and between MTU Motoren- und Turbinen-Union Friedrichschafen GmbH and Detroit Diesel Corporation, dated June 28, 1994, which is incorporated by reference from Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q, File No. 1-12394, filed with the Securities and Exchange Commission on November 11, 1994.

        10.10.1 Amendment to FEAT Joint Development and License Agreement by and between MTU Motoren- und Turbinen-Union Friedrichschafen GmbH and Detroit Diesel Corporation, dated June 28, 1994, which is incorporated by reference from Exhibit 10.4.1 of the Company's Quarterly Report on Form 10-Q, File No. 1-12394, filed with the Securities and Exchange Commission on November 11, 1994.

        10.11 Mutual Distribution Agreement by and between Detroit Diesel Corporation and MTU Motoren- und Turbinen-Union Friedrichschafen GmbH, dated June 28, 1994, which is incorporated by reference from Exhibit
                           10.5 of the Company's Quarterly Report on Form 10-Q, File No. 1-12394, filed with the Securities and Exchange Commission on November 11, 1994.

        10.12 Joinder Agreement by and between Detroit Diesel Corporation, Mercedes-Benz AG and Motoren- und Turbinen-Union Friedrichschafen GmbH, dated July 13, 1994, which is incorporated by reference from Exhibit
                           10.6 of the Company's Quarterly Report on Form 10-Q, File No. 1-12394, filed with the Securities and Exchange Commission on November 11, 1994.

        21.1               List of Subsidiaries

        23.1               Consent of Deloitte & Touche LLP

        24.1 Powers of Attorney of Directors and Officers of the Registrant

        27                 Financial Data Schedule
     -------------------

     # Does not include certain information as to which the Company has been granted confidential treatment.

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE


                                                                                                        PAGE
Consolidated Statements of Income for the years ended December 31, 1998, 1997, and 1996
                                                                                                         32
Consolidated Balance Sheets at December 31, 1998 and 1997                                                33

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998,
   1997, and 1996                                                                                        34

Consolidated Statements of Comprehensive Income for the years ended December 31, 1998,                   35
   1997, and 1996

Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997, and
   1996                                                                                                  36

Notes to Consolidated Financial Statements                                                               37

Quarterly Financial Data                                                                                 52

Report of Management                                                                                     53

Independent Auditors' Report                                                                             54

Independent Auditors' Report on Schedule                                                                 55

Schedule II - Valuation and Qualifying Accounts                                                          56

DETROIT DIESEL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)


                                                                               YEARS ENDED DECEMBER 31,
-------------------------------------------------------------------------------------------------------------------
                                                                      1998              1997              1996
-------------------------------------------------------------------------------------------------------------------
Net revenues                                                        $ 2,250.6         $ 2,163.9         $ 1,962.9
Cost of sales                                                         1,726.0           1,669.1           1,513.8
                                                                    ---------         ---------         ---------
     Gross profit                                                       524.6             494.8             449.1
Expenses:
Selling and administrative                                              355.6             338.9             292.1
Research and development                                                 93.9              97.5             105.2
Interest                                                                 11.8              12.9              12.1
Special charge (Note 2)                                                  12.5                -               38.3
                                                                    ---------         ---------         ---------
   Total                                                                473.8             449.3             447.7
Income before income taxes and minority interests
                                                                         50.8              45.5               1.4
Provision for income taxes                                               22.8              15.5              (3.0)
Minority interests                                                        -                  .1                .6

                                                                    ---------         ---------         ---------
Net income                                                          $    28.0         $    29.9         $     3.8
                                                                    =========         =========         =========
Basic and diluted net income per share (Note 3)                     $    1.13         $    1.21         $     .16
                                                                    =========         =========         =========



The accompanying notes are an integral part of this statement.

DETROIT DIESEL CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

                                                                                    DECEMBER 31,
-----------------------------------------------------------------------------------------------------------
                                                                                 1998              1997
-----------------------------------------------------------------------------------------------------------
ASSETS
   CURRENT ASSETS:
   Cash                                                                 $      3.2    $      3.2
   Accounts and notes receivable, net                                        313.3         318.8
   Inventories                                                               344.2         305.8
   Prepaid expenses, deferred charges and other current assets                14.9          13.0
   Deferred tax assets                                                        61.8          52.1
                                                                        ----------    ----------
       Total Current Assets                                                  737.4         692.9
                                                                        ----------    ----------
   PROPERTY, PLANT AND EQUIPMENT:
   Land and buildings                                                         85.2          78.7
   Machinery, equipment and tooling                                          415.8         373.3
                                                                        ----------    ----------
       Total Property, Plant and Equipment                                   501.0         452.0
   Less: accumulated depreciation                                            191.6         153.7
                                                                        ----------    ----------
       Net Property, Plant and Equipment                                     309.4         298.3
                                                                        ----------    ----------
   DEFERRED TAX ASSETS                                                        15.1          18.4
   INTANGIBLE ASSETS, NET                                                    144.7         104.8
   OTHER ASSETS                                                               34.1          42.1
                                                                        ----------    ----------
       TOTAL ASSETS                                                     $  1,240.7    $  1,156.5
                                                                        ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES:
   Notes payable                                                        $     38.3    $     44.7
   Accounts payable                                                          278.2         297.0
   Accrued expenses                                                          210.3         175.0
   Current portion of long-term debt and capital leases                        4.1           6.9
                                                                        ----------    ----------
       Total Current Liabilities                                             530.9         523.6
                                                                        ----------    ----------
   LONG-TERM DEBT AND CAPITAL LEASES                                          62.6          73.8
   OTHER LIABILITIES                                                         240.5         183.1
   DEFERRED TAX LIABILITIES                                                   28.9          25.3
   DEFERRED INCOME                                                             5.5           5.9
   COMMITMENTS AND CONTINGENCIES (NOTE 11)
   STOCKHOLDERS' EQUITY:
   Preferred Stock, par value $.01 per share: authorized
      10 million shares; no shares issued                                     --            --
   Common Stock, par value $.01 per share: authorized
      40 million shares; 24.7 million shares issued and outstanding             .2            .2
   Additional paid-in capital                                                224.2         224.2
   Retained earnings                                                         166.8         138.8
   ACCUMULATED OTHER COMPREHENSIVE INCOME:
   Additional minimum pension adjustment                                      (9.7)         (9.7)
   Currency translation adjustment                                            (9.2)         (8.7)
                                                                        ----------    ----------
       Total Stockholders' Equity                                            372.3         344.8
                                                                        ----------    ----------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $  1,240.7    $  1,156.5
                                                                        ==========    ==========


The accompanying notes are an integral part of this statement.

DETROIT DIESEL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions)

                                                                       YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                          ADDITIONAL      CURRENCY
                                                    COMMON     ADDITIONAL                  MINIMUM      TRANSLATION
                                         COMMON      STOCK      PAID-IN      RETAINED      PENSION       ADJUSTMENT
                                         STOCK      AMOUNT      CAPITAL      EARNINGS     ADJUSTMENT     AND OTHER        TOTAL
-----------------------------------------------------------------------------------------------------------------------------------

Balance at January 1, 1996                24.7      $   .2     $   217.4     $  105.1     $    (6.7)     $    (5.6)      $  310.4
Issuance of common stock                                              .4                                                       .4
Net income                                                                        3.8                                         3.8
Reduction in minimum pension
  adjustment, net of taxes of $1.9
   Million                                                                                      4.2                           4.2
Currency translation adjustment                                                                                2.0            2.0
Deferred compensation on
   Restricted stock                                                                                             .4             .4
-------------------------------------- ----------- ---------- ------------- ------------ ------------- --------------- ------------
Balance at December 31, 1996              24.7          .2         217.8        108.9          (2.5)          (3.2)         321.2
Net income                                                                       29.9                                        29.9
Transfer of income tax benefits                                      6.4                                                      6.4
Additional minimum pension
  adjustment, net of taxes of $3.9
  million                                                                                      (7.2)                         (7.2)
Currency translation adjustment                                                                               (5.7)          (5.7)
Deferred compensation on restricted
  stock                                                                                                         .2             .2
-------------------------------------- ----------- ---------- ------------- ------------ ------------- --------------- ------------
Balance at December 31, 1997               24.7          .2        224.2        138.8          (9.7)          (8.7)         344.8
Net income                                                                       28.0                                        28.0
Currency translation adjustment                                                                                 (.5)          (.5)
-------------------------------------- ----------- ---------- ------------- ------------ ------------- --------------- ------------
Balance at December 31, 1998               24.7       $  .2    $   224.2     $  166.8    $     (9.7)      $    (9.2)   $    372.3
-------------------------------------- =========== ========== ============= ============ ============= =============== ============




The accompanying notes are an integral part of this statement.

DETROIT DIESEL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except per share amounts)

                                                                          YEARS ENDED DECEMBER 31,
-------------------------------------------------------------------------------------------------------------
                                                                         1998          1997          1996
-------------------------------------------------------------------------------------------------------------
Net Income                                                             $ 28.0        $ 29.9         $  3.8

Other Comprehensive Income net of income taxes:
Additional minimum pension adjustment                                      -           (7.2)           4.2
Currency translation adjustment                                           (.5)         (5.7)           2.0
                                                                     ------------  -----------   ------------
    Other Comprehensive Income                                            (.5)        (12.9)           6.2
                                                                     ------------  -----------   ------------

Comprehensive Income                                                   $ 27.5        $ 17.0         $ 10.0
                                                                     ============  ===========   ============




The accompanying notes are an integral part of this statement.

DETROIT DIESEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

YEARS ENDED DECEMBER 31,
                                                                                      1998        1997       1996
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                         $  28.0      $ 29.9     $  3.8
Adjustments to reconcile net income to net cash
   Provided by operating activities:
       Depreciation and amortization                                                  45.7        39.4       33.8
       Gain on sale of property, plant and equipment                                     -         (.6)      (1.8)
       Exchange gains                                                                    -           -       (4.0)
       Changes in assets and liabilities which
         provided (used) cash:
           Accounts and notes receivable                                               9.9       (34.5)      (7.0)
           Inventories                                                               (36.7)      (19.7)      (8.2)
           Prepaid expenses, deferred charges and other current assets                (1.7)        6.3       (8.2)
           Deferred taxes                                                             (3.8)        8.8       (5.8)
           Accounts payable                                                          (22.1)       27.0        1.6
           Accrued expenses and other liabilities                                     66.3        13.2       21.0
           Intangible and other assets                                                (7.2)      (14.9)      (2.3)
                                                                                   ---------   --------   ----------
   NET CASH USED IN OPERATING ACTIVITIES                                              78.4        54.9       22.9
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property, plant and equipment                                      (44.7)      (63.2)     (57.8)
   Proceeds from sale of property, plant and equipment                                 2.3         1.3       12.9
   Investments in and advances to affiliates                                             -        (2.5)      (5.6)
   Acquisition of subsidiaries net                                                   (10.1)       (3.3)         -
                                                                                   ---------   --------   ----------
    NET CASH USED IN INVESTING ACTIVITIES                                            (52.5)      (67.7)     (50.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from (payments on) notes payable                                      (7.6)       30.0      (13.1)
   Proceeds from revolving lines of credit                                               -           -      135.0
   Payments on revolving lines of credit                                                 -           -     (145.0)
   Net proceeds from (payments on) other long-term borrowings                        (16.3)      (17.1)      48.1
                                                                                   ---------    -------   ----------
   NET CASH  PROVIDED BY FINANCING ACTIVITIES                                        (23.9)       12.9       25.0
   EFFECT OF EXCHANGE RATE CHANGES ON CASH                                            (2.0)         .1         .5
                                                                                   ---------    -------   ----------
   NET INCREASE (DECREASE) IN CASH                                                     -            .2       (2.1)
   CASH AT THE BEGINNING OF THE PERIOD                                                 3.2         3.0        5.1
                                                                                   =========    =======   ==========
   CASH AT THE END OF THE PERIOD                                                   $   3.2      $  3.2     $  3.0
---------------------------------------------------------------------------------  =========    =======   ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest                                                                     $  11.6      $ 12.5     $ 12.5
                                                                                   ==========   ========   ==========

      Income taxes                                                                 $  20.1      $  5.0     $  8.3
---------------------------------------------------------------------------------  ==========   ========   ==========
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
    Issuance of debt to acquire subsidiary                                         $     -      $  7.2     $    -
                                                                                   ==========   =========  ==========

    Reserve transferred to equity                                                  $     -      $  6.4     $    -
                                                                                   ==========   ========   ==========
    Capital lease obligations incurred                                             $     -      $   .2     $  2.3
                                                                                   ==========   ========   ==========
    Other                                                                          $     -      $    -     $  2.4
                                                                                   ==========   ========   ==========


The accompanying notes are an integral part of this statement.

DETROIT DIESEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS

Detroit Diesel Corporation (the "Company," "Detroit Diesel" or "DDC") is engaged in the design, manufacture, sale and service of heavy-duty diesel and alternative fuel engines, automotive diesel engines, and engine-related products. The Company offers a complete line of diesel engines from 22 to 10,000 horsepower for the on-highway, off-road, and automotive markets. Detroit Diesel services these markets directly and through a worldwide network of more than 2,800 authorized distributors and dealers. DDC is a QS-9000 certified company.

Detroit Diesel's major shareholders are Penske Corporation (45.5%), a closely-held diversified transportation services company; Diesel Project Development, Inc. ("DPD") (20%) and public stockholders (34.5%).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Affiliated companies in which the Company owns at least 20% of the voting securities are accounted for using the equity method. All significant intercompany transactions have been eliminated in consolidation.

FOREIGN CURRENCY

The Company is subject to the risk of changes in foreign currency exchange rates due to operations located outside the United States. Changes in foreign currency exchange rates are generally reported as a component of stockholders' equity. Changes in the value of the Italian Lira, the Singapore Dollar and the Brazilian Real will impact the Company's translation adjustments in the future. Additionally, the Company has recorded liabilities approximating 36.6 million in Deutschmarks as of December 31, 1998.

ACCOUNTS AND NOTES RECEIVABLE

The accounts and notes receivable are net of an allowance of $5.0 million and $4.4 million at December 31, 1998 and 1997, respectively. The carrying value of accounts and notes receivable approximates fair value.

INVENTORIES

Substantially all inventories are stated at the lower of cost or market, with cost determined by the first-in, first-out method.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method. The estimated service lives range from 5 to 35 years for buildings and improvements and 5 to 28 years for machinery, equipment and tooling, and leasehold improvements.

INTANGIBLE ASSETS

The Company amortizes the excess of cost over fair value of net assets acquired (Goodwill) on a straight-line basis over periods ranging from 5 to 40 years and other intangible assets over periods ranging from 3 to 30 years. Intangible assets are reported net of accumulated amortization of $26.4 million and $18.8 million at December 31, 1998 and 1997, respectively. The Company periodically evaluates the carrying value of its intangible assets for impairment. This evaluation is based principally on the projected, undiscounted cash flows generated by the related tangible assets.

SPECIAL CHARGES

The Company recorded a special charge during 1998 of $12.5 million related to agreements with the U.S. Environmental Protection Agency and the California Air Resources Board ("EPA settlement agreements") regarding the levels of oxides of nitrogen emissions from heavy-duty trucks under certain driving conditions. The special charge is payable in four annual installments, the first of which is due within 30 days after the formal approval of the agreements is entered by the United States District Court for the District of Columbia in the related proceedings.

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

PRODUCT COVERAGE PROGRAMS

Estimated costs of product coverage, including warranty, are charged to operations at the time the Company sells its products. Such costs were $113.8 million, $103.3 million, and $129.6 million in 1998, 1997 and 1996, respectively. In addition to amounts included in accrued expenses (Note 9), other liabilities includes $70.5 million and $62.4 million at December 31, 1998 and 1997, respectively, for these programs.

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

POST-RETIREMENT AND POST-EMPLOYMENT BENEFITS OTHER THAN PENSIONS

The Company records post-retirement health care benefit costs during the period employees provide service to the Company. The Company funds its post-retirement health care benefit obligation as benefits are paid. The Company amortizes the initial accumulated benefit obligation over a 20-year period (Note 13). The Company provides other post-employment benefits to substantially all U.S. employees. Post-employment benefits offered include disability benefits, supplemental unemployment benefits, workers' compensation benefits, and continuation of health care benefits and life insurance coverage. The Company records post-employment benefit costs at the time the employees leave active service. The costs of providing post-employment benefits are not significant.

USE OF ESTIMATES

The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities reported therein. Actual results reported in future periods may differ from these estimates.

LONG-LIVED ASSETS

The Company evaluates the carrying value of its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may be impaired.

RECLASSIFICATIONS

Certain reclassifications have been made to prior years' amounts to conform with the classifications used in 1998.

3. NET INCOME PER SHARE

Basic net income per share represents net income available to common stockholders divided by the weighted average number of common shares outstanding during the period. For the years ended December 31, 1998, 1997 and 1996 the weighted average number of shares outstanding were 24,702,276 shares, 24,698,402 shares and 24,697,316 shares, respectively.

Diluted net income per share represents net income available to common stockholders divided by the weighted average number of common shares outstanding plus the weighted average dilutive effect of the Company's incentive stock options outstanding (see Note 15) during the period calculated using the treasury stock method. The dilutive effect of the Company's incentive stock options for the years ended December 31, 1998, 1997 and 1996 were 52,341 shares, 81,379 shares and 344 shares, respectively.

4. INVENTORIES

At December 31, 1998 and 1997, inventories consist of the following:

(In millions)                                       DECEMBER 31,
--------------------------------------------------------------------------
                                                    1998          1997
--------------------------------------------------------------------------
Productive                                        $   187.4     $   178.4
Parts                                                 150.5         121.1
Non-productive                                          6.3           6.3
---------------------------------------------     =========     =========
Total                                             $   344.2     $   305.8
---------------------------------------------     =========     =========




The components of productive inventory are:
Raw materials                                          58%           49%
Work in process                                        23%           24%
Finished product                                       19%           27%

5. INTANGIBLE ASSETS

At December 31, 1998 and 1997, intangible assets, net of accumulated amortization, consist of the following:



(In millions)                                           DECEMBER 31,
--------------------------------------------------------------------------
                                                    1998          1997
--------------------------------------------------------------------------
Goodwill                                          $   82.5   $   65.1
Pension plan intangible asset                         31.9       11.4
Other                                                 30.3       28.3
---------------------------------------------     ========   ========
Total                                             $  144.7      104.8
---------------------------------------------     ========   ========


6. RELATED PARTY TRANSACTIONS

The Company's payments to Penske Corporation and its affiliates, for miscellaneous expenses and other items for the years ended December 31, 1998, 1997 and 1996 were $16.4 million, $11.5 million, and $7.1 million, respectively.

During the years ended December 31, 1998, 1997 and 1996, the Company had sales to affiliates of DaimlerChrysler AG ("DaimlerChrysler"), indirect parent corporation of DPD, of $728.6 million, $644.8 million and $592.4 million, respectively. Purchases from DaimlerChrysler affiliates were $61.2 million in 1998, $45.1 million in 1997 and $48.0 million in 1996. At

December 31, 1998 and 1997, the Company had accounts receivable of $72.4 million and $60.3 million due from such affiliates. Accounts payable to DaimlerChrysler affiliates were $13.2 million and $7.6 million at December 31, 1998 and 1997, respectively.

The Company is a lessee under agreements with GE Capital
Corporation, a partner in a Penske Corporation affiliate, for certain manufacturing equipment. Rent expense was $7.6 million in 1998 and $9.1 million in 1997 and 1996. Future minimum rental payments are $4.5 million in 1999, $4.5 million in 2000, $2.5 million in 2001 and $.6 million in 2002.

7. SEGMENT INFORMATION

Detroit Diesel has one reportable operating segment, consistent with management's approach of making internal operating decisions. Detroit Diesel's operating segments are identified by product. All products produced by the Company are aggregated into one reportable operating segment, since the nature of the products, production processes, distribution methods, and the Company's principal customers are similar. The Company's principal customers generally consist of original equipment manufacturers ("OEMs"), while the ultimate customers are major fleet carriers and end users. The Company offers a complete line of diesel engines and related products and sells its products principally in the on-highway (truck and bus), off-road (marine, military, power generation, and construction and industrial) and automotive markets.

The on-highway truck market is the Company's largest market and is served primarily by DDC's four-cycle products.

The on-highway market comprised approximately 60%, 56% and 51% of the Company's net revenues for 1998, 1997 and 1996, respectively. The Company's largest customer is DaimlerChrysler, which comprised approximately 30% of the Company's net revenues in 1998, 1997 and 1996. Additionally, within the on-highway heavy-duty truck market, the Company's largest OEM customers are Freightliner Corporation, Navistar International Transportation Corp., Volvo GM Heavy Truck Corporation and PACCAR Inc., from which approximately 38%, 39% and 33% of the Company's net revenues in 1998, 1997 and 1996, respectively, were derived.

The following financial information is listed by geographic area.



NET
REVENUES:

(In millions)                                                          YEARS ENDED DECEMBER 31,
------------------------------------------------------------------------------------------------------
                                                          1998                 1997              1996
------------------------------------------------------------------------------------------------------
United States                                            $   1,558.2      $   1,411.9      $   1,298.9
Italy                                                          203.7            289.2            268.2
Other foreign countries                                        488.7            462.8            395.8
----------------------------------------------           ===========      ===========      ===========
Total                                                    $   2,250.6      $   2,163.9         $1,962.9
----------------------------------------------           ===========      ===========      ===========


LONG-LIVED ASSETS:

(In millions)                                                                DECEMBER 31,
-------------------------------------------------------------------------------------------------
                                                                        1998              1997
-------------------------------------------------------------------------------------------------
United States                                                        $   322.5         $   283.1
Italy                                                                    148.5             143.4
Other foreign countries                                                   17.2              18.7
----------------------------------------------                   ==============    ==============
Total                                                                $   488.2         $   445.2
----------------------------------------------                   ==============    ==============



8. NOTES PAYABLE, LONG-TERM DEBT AND CAPITAL LEASES

The Company and its subsidiaries have $38.3 million and $44.7 million in debt under certain short term lines of credit and bank loan agreements at December 31, 1998 and 1997, respectively, of which approximately $23.5 million is denominated in Italian Lira at December 31, 1998. The weighted average interest rate at December 31, 1998 was 4.8%. The amount available for borrowing under these agreements was approximately $93 million at December 31, 1998 and $44 million at December 31, 1997. The carrying value of notes payable approximates fair value.

Long-term debt and capital leases consist of the following at December 31, 1998 and 1997:



(In millions)                                                                                    DECEMBER 31,
-------------------------------------------------------------------------------------------------------------------
                                                                                              1998          1997
-------------------------------------------------------------------------------------------------------------------
Unsecured, $300 million revolving line of credit bearing interest at 4.4%, expires in
    2000                                                                                    $   42.2      $   32.7
Unsecured lines of credit with a weighted average interest rate of 5.6%, expires in
    1999                                                                                         2.7          21.7
Term loan with a related party bearing interest at 9.5%, due in 1998                             -             1.5
Government loan maturing in 2007                                                                 7.5           6.8
Various loans with a weighted average interest rate of 7.2%, due in varying
    installments from 2001 through 2010                                                         11.5          13.4
Capital leases with a weighted average interest rate of 9.5%, due in varying
    installments through 2001                                                                    2.8           4.6
----------------------------------------------------------------------------------------    ---------     ---------
Total long-term debt and capital leases                                                         66.7          80.7
Less current portion                                                                             4.1           6.9
----------------------------------------------------------------------------------------    =========     =========
Total                                                                                       $   62.6      $   73.8
----------------------------------------------------------------------------------------    =========     =========

Principal repayment requirements on long-term debt and minimum lease payments on capitalized leases are as follows:



(In millions)
------------------------------------------------------------------------------------------
                                                                     CAPITAL
                                                         DEBT        LEASES        TOTAL
-------------------------------------------------------------------------------------------
1999                                                    $   1.9      $  2.2       $   4.1
2000                                                       46.8          .8          47.6
2001                                                        1.8          -            1.8
2002                                                        1.6          -            1.6
2003                                                         .2          -             .2
2004 and thereafter                                        11.6          -           11.6
----------------------------------------------------   ---------    ---------     --------
Total payments                                             63.9         3.0          66.9
  Less: Amount representing interest                          -          .2            .2
----------------------------------------------------   ---------    ---------     --------
Total long-term debt                                    $  63.9      $  2.8       $  66.7
----------------------------------------------------   =========    =========     ========


The Company has a $300 million, unsecured variable rate credit facility which expires in the year 2000. This facility has several covenants which require the maintenance of a certain level of net worth, restrict the Company's ability to incur additional debt and require maintenance of minimum interest coverage and leverage ratios. At December 31, 1998, the Company had approximately $281.2 million available under its revolving lines of credit. At December 31, 1998, approximately $45.6 million of long-term debt is denominated in Italian Lira. The carrying value of long-term debt approximates fair value.

The Company has interest rate swap agreements, which extend through May 2000 and may be extended through May 2001, that effectively convert $50 million of its variable rate debt to a fixed rate of 6.05%.

9. ACCRUED EXPENSES

At December 31, 1998 and 1997,
accrued expenses consist of the following:

(In millions)                                               DECEMBER 31,
------------------------------------------------------------------------------
                                                         1998          1997
-----------------------------------------------------------------------------
Policy and warranty                                    $   69.3      $   61.5
Accrued payroll and related taxes                          39.6          32.5
Other                                                     101.4          81.0
--------------------------------------------------    ==========    ==========
Total                                                  $  210.3      $  175.0
--------------------------------------------------    ==========    ==========

10. INCOME TAXES

For the years ended December 31, 1998, 1997, and 1996, the
Company's provision for income taxes consists of the following:


(In millions)                                     YEARS ENDED DECEMBER 31,
--------------------------------------------------------------------------------
                                                 1998       1997      1996
--------------------------------------------------------------------------------
Current:
   Federal                                      $  22.1    $   1.3   $  (.1)
   State & local                                     .8         .1       .9
   Foreign                                          2.7        2.1      1.0
                                                -------    -------   ------
Total current                                      25.6        3.5      1.8
                                                -------    -------   ------
Deferred:
   Federal                                         (5.4)       9.8     (6.7)
   State and local                                  (.6)        .4     (1.1)
   Foreign                                          3.2        5.6      3.0
   Enacted rate change                                -       (3.8)       -
                                                -------    -------   ------
Total deferred                                     (2.8)      12.0     (4.8)
-------------------------------------------     =======    =======   ======
Total income tax provision                      $  22.8    $  15.5   $ (3.0)
-------------------------------------------     =======    =======   ======


Income before income taxes and minority interests consists of the following:



(In millions)                                     YEARS ENDED DECEMBER 31,
---------------------------------------------------------------------------
                                                1998       1997      1996
---------------------------------------------------------------------------
Domestic                                       $  33.0   $  20.6   $ (17.8)
Foreign                                           19.2      17.8      24.9
------------------------------------------     =======   =======   =======
Total pretax income                            $  50.8   $  45.5   $   1.4
------------------------------------------     =======   =======   =======


Temporary differences which give rise to deferred tax assets and liabilities at December 31, 1998 and 1997 are as follows:


(In millions)                                                   DECEMBER 31,
-------------------------------------------------------------------------------
                                                              1998       1997
-------------------------------------------------------------------------------
Deferred tax assets:
   Accrued expenses                                         $   90.7   $   76.3
   State and local                                               4.9        4.3
   Inventory                                                     3.0        3.2
   Foreign tax credit carryforward                              --          2.0
   Other                                                         8.5       14.4
-------------------------------------------------------     -------    --------
Total deferred tax assets                                   $  107.1   $  100.2
-------------------------------------------------------     ========   ========
Deferred tax liabilities:
   Fixed assets                                             $   47.4   $   40.4
   Other                                                        11.7       14.6
-------------------------------------------------------     =======    =======
Total deferred tax liabilities                              $   59.1   $   55.0
-------------------------------------------------------     ========   ========

In 1997, the Company completed its evaluation of the reserve applicable to income tax benefits received from Penske Transportation, Inc. when the Company separated from the consolidated tax group in 1993. The evaluation resulted in $6.4 million of such reserve being transferred to stockholders' equity.

In 1997, the Company also reassessed its deferred taxes associated with tax losses which were acquired with the purchase of VM Motori S.p.A. ("VM" or "DDC Cento" in 1995. These loss carryforwards were realized by DDC Cento during 1997. The review resulted in a reduction in deferred tax liabilities and goodwill of approximately $6.3 million.

The Company has not recorded deferred taxes on the undistributed earnings of foreign subsidiaries which are deemed to be indefinitely reinvested. Such undistributed earnings aggregate to approximately $22.0 million, $17.9 million and $7.8 million at December 31, 1998, 1997 and 1996, respectively.

The consolidated income tax provision differs from the amount computed on pretax income using the U.S. statutory income tax rate for the years ended December 31, for the following reasons:



(In millions)                                                   YEARS ENDED DECEMBER 31,
--------------------------------------------------------------------------------------------------
                                                            1998          1997            1996
---------------------------------------------------------------------------------------------------
Federal income tax
   at statutory rates                                    $  17.7       $  15.9          $   .5
Increase (decrease) in taxes:
  Nondeductible goodwill                                     1.4           1.2             1.7
  State, local taxes, net                                     .9            .6             (.2)
  Foreign investment credits                                  --            --             (.8)
  Foreign Sales Corporation benefit                         (3.4)         (3.6)           (1.0)
  Foreign taxes at other than 35%                            1.3           3.7            (3.3)
  Impact of rate change on deferred taxes                     --          (3.8)             --
  EPA Settlement                                             4.4            --              --
  Other                                                       .5           1.5              .1
----------------------------------------------------     -------       -------          ------
Provision for income taxes                               $  22.8       $  15.5          $ (3.0)
----------------------------------------------------     =======       =======          ======

Effective tax rate                                          44.9%         34.2%             --
----------------------------------------------------     =======       =======          ======

11. COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

Several claims, suits and complaints arising in the ordinary course of business have been threatened or are pending against the Company. In the opinion of management, all such matters are adequately covered by insurance or indemnification or, if not so covered, there are meritorious defenses to all such claims, or they are of such kind, or involve such amounts, as would not have a materially adverse effect on the financial position or results of operations of the Company if disposed of unfavorably.

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

At December 31, 1998, the Company is contingently liable for letters of credit of $16.8 million, bank guarantees of $21.0 million, and has commitments of $9.5 million to complete various capital projects.

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

In accordance with the terms of the EPA settlement agreements, the Company has committed to advanced research and development activities over the next five years to generate further emission reductions. These expenditures will be made as a part of the Company's continuing environmental research and development efforts.

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

Future minimum payments under non-cancelable operating leases and other commitments, including related party leases, at December 31, 1998 are: $21.9 million in 1999; $18.1 million in 2000; $14.2 million in 2001; $10.8 million in 2002; $9.7 million in 2003 and $56.9 million in the year 2004 and subsequent years.

Rental expenses for the years ended December 31, 1998, 1997, and 1996 are as follows:


(In millions)                                YEARS ENDED DECEMBER 31,
--------------------------------------------------------------------------
                                          1998        1997         1996
--------------------------------------------------------------------------
Rentals                                $    23.0   $    24.2    $    21.2
Less: Sublease rentals                       2.5         2.9          2.0
                                       =========   =========    ==========
Net Rentals                            $    20.5   $    21.3    $    19.2
                                       =========   =========    ==========


The Company's primary production facility located in Michigan employs approximately 2,000 employees represented by the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America, Local 163 under a six-year collective bargaining agreement which expires on October 30, 2004.

12. PENSION AND OTHER EMPLOYEE BENEFIT

The Company has defined benefit pension plans covering the majority of its employees. Benefits for salaried employees are provided under an account balance type of defined benefit plan, under which the benefit is determined primarily on the basis of annual contributions, with a minimum benefit related to an employee's highest average annual compensation determined over a 60-month period selected out of the 120-month period immediately prior to retirement. Benefits for eligible hourly employees are provided primarily on the basis of a monthly amount for each year of credited service. The types of assets held by the plans include equity, fixed income and real estate funds. It is the Company's policy to make contributions to these plans to meet funding levels required by ERISA.

The following tables set forth the plans' changes in benefit obligations, changes in plan assets, amount recognized in the Company's balance sheets, assumptions, and components of net periodic pension cost:


CHANGE IN BENEFIT OBLIGATION:

(In millions)                                                          DECEMBER 31,
--------------------------------------------------------------------------------------
                                                                    1998         1997
--------------------------------------------------------------------------------------
Benefit obligation at beginning of year                         $   320.6    $   270.4
Service cost                                                          9.8          8.1
Interest cost                                                        22.6         21.6
Amendments                                                           20.7         18.4
Actuarial gain                                                       17.7         16.2
Benefits paid                                                       (20.1)       (14.1)
----------------------------------------------------            ---------    ---------
Benefit obligation at end of year                               $   371.3    $   320.6
====================================================            =========    =========




CHANGE IN PLAN ASSETS:

(In millions)                                                          DECEMBER 31,
--------------------------------------------------------------------------------------
                                                                    1998         1997
--------------------------------------------------------------------------------------
Fair value of plan assets at beginning of year                  $   267.4    $   234.7
Actual return on plan assets                                         34.4         33.4
Employer contribution                                                 5.7         13.4
Benefits paid                                                       (20.1)       (14.1)
----------------------------------------------------            ---------    ---------
Fair value of plan assets at end of year                        $   287.4    $   267.4
====================================================            =========    =========


Funded status                                                   $   (83.9)   $   (53.2)
Unrecognized actuarial loss                                          30.6         23.4
Unrecognized prior service cost                                      37.5         18.3
----------------------------------------------------            ---------    ---------
Net amount recognized                                           $   (15.8)   $   (11.5)
====================================================            =========    =========


Amount recognized in the statement of financial position consist of:

(In millions)                                                               DECEMBER 31,
----------------------------------------------------------------------------------------------
                                                                        1998           1997
----------------------------------------------------------------------------------------------
Accrued benefit liability                                           $    (62.7)    $    (37.9)
Intangible asset                                                          31.9           11.4
Accumulated other comprehensive income                                     9.7            9.7
Deferred taxes                                                             5.3            5.3
-----------------------------------------------------------    ================    ===========
Net amount recognized                                               $    (15.8)    $    (11.5)
-----------------------------------------------------------    ================    ===========



WEIGHTED AVERAGE ASSUMPTIONS:
                                                                             DECEMBER 31,
---------------------------------------------------------------------------------------------
                                                                        1998           1997
---------------------------------------------------------------------------------------------
Discount rate                                                            7.0%           7.0%
Expected return on plan assets                                          11.0%          11.0%



COMPONENTS OF NET PERIODIC BENEFIT COST:

(In millions)                                                          YEARS ENDED DECEMBER 31,
-------------------------------------------------------------------------------------------------------------
                                                               1998               1997                1996
-------------------------------------------------------------------------------------------------------------
Service cost                                               $      9.8         $      8.1          $      8.6
Interest cost                                                    22.6               21.6                20.0
Expected return on plan assets                                  (25.9)             (22.4)              (32.1)
Amortization of prior service costs                               1.4                1.4                 -
Recognized actuarial loss                                         2.0                1.3                12.1
-----------------------------------------------       ================   ================    ================
Net periodic benefit cost                                  $      9.9         $     10.0          $      8.6
-----------------------------------------------       ================   ================    ================


Actual return on plan assets in 1997 is shown net of assets transferred during the year to another plan reflecting employees who elected to retire under the General Motors Salaried and Hourly Employees Pension Plan. The amount of assets transferred was $17 million. Compensation increases for applicable employees were estimated using 4.5% for 1998 and thereafter.

The Company also sponsors other defined contribution plans, including deferred savings plans, covering a majority of its domestic employees. Employee contributions are based on a percentage of payroll.

Certain plans require the Company to make matching contributions based on a percentage of employee contributions. They also provide for the employer to make discretionary contributions. Where contributions are made, amounts are based on a percentage of payroll for eligible employees. Contributions to these plans in 1998, 1997 and 1996 totaled $7.6 million, $6.8 million and $5.2 million, respectively.

The Company maintains profit-sharing programs covering all of its domestic employees and a cash bonus plan covering certain senior officers and other eligible employees. Contributions to these programs are based on income before interest and taxes or other measures of profitability.

The Company's Italian subsidiary accrues employee termination indemnities in accordance with local civil and labor laws based upon each employee's length of service, employment category and remuneration. There are no vesting period or funding requirements associated with this liability and benefits are payable immediately upon separation. The liability is adjusted annually by a cost-of-living index provided by the Italian government. The costs of providing these benefits during 1998, 1997 and 1996 approximated $1.8 million, $1.9 million and $2.1 million, respectively. The termination liability recorded in the balance sheet is the amount to which the employee would be entitled upon separation from the Company.

13. POST-RETIREMENT BENEFITS OTHER THAN PENSIONS

The Company provides certain health care benefits for retired employees. Eligibility is based on years of service and requires employees to remain employed until retirement age. These benefits are either self-insured or are provided through health insurance plans.

The following tables set forth the plans' changes in benefit obligations, changes in plan assets, amount recognized in the Company's balance sheets, and components of net periodic benefit cost:



CHANGE IN BENEFIT OBLIGATION:

(In millions)                                                           DECEMBER 31,
--------------------------------------------------------------------------------------
                                                                    1998         1997
--------------------------------------------------------------------------------------
Benefit obligation at beginning of year                         $   100.2    $    88.7
Service cost                                                          1.4          1.4
Interest cost                                                         6.9          6.7
Actuarial gain / (loss)                                               (.4)         6.1
Benefits paid                                                        (3.9)        (2.7)
---------------------------------------------                   ----------   ----------
Benefit obligation at end of year                               $   104.2    $   100.2
=============================================                   ==========   ==========


RECONCILIATION OF FUNDED STATUS:

(In millions)                                                           DECEMBER 31,
--------------------------------------------------------------------------------------
                                                                    1998         1997
--------------------------------------------------------------------------------------
Funded status                                                   $  (104.2)   $  (100.2)
Unrecognized transition obligation                                   36.4         39.0
Unrecognized actuarial loss                                          15.5         16.4
Unrecognized prior service cost                                        .6           .7
---------------------------------------------                   ----------   ----------
Liability recorded in the balance sheet                         $   (51.7)   $   (44.1)
=============================================                   ==========   ==========

COMPONENTS OF NET PERIODIC BENEFIT COST:
(In millions)                                                  YEARS ENDED DECEMBER 31,
---------------------------------------------------------------------------------------
                                                              1998      1997      1996
---------------------------------------------------------------------------------------
Service cost                                                $   1.4   $   1.4   $   1.5
Interest cost                                                   6.9       6.7       6.3
Amortization of transition                                      2.6       2.6       2.6
   obligation
Amortization of prior service costs                              .1        .1        .5
Recognized actuarial loss                                        .4        .1      --
----------------------------------------------------------- =======   =======   =======
Net periodic benefit cost                                   $  11.4   $  10.9   $  10.9
=========================================================== =======   =======   =======

For measurement purposes, a 6% annual rate of increase in the per capita cost of covered health care benefits was assumed for all years. The discount rate used to calculate the benefit obligation was 7% for the years ended December 31, 1998 and 1997. The health care cost trend rate assumption has an effect on the amount reported. Changing the assumed health care cost trends by one percentage point in each year would change the accumulated post-retirement benefit obligation as of December 31, 1998 by approximately $.6 million and net periodic post-retirement benefit cost would not be affected for 1998, consistent with 1997. The estimate incorporates defined dollar limits on Company costs for post-retirement benefits and is supplemented by amounts contributed by the Company and the UAW to a fund that can be used to reimburse costs which exceed the plan coverage limits.


14. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has the following derivative financial instruments at December 31:

(In millions)
-----------------------------------------------------------------------------------------------------
                                                 NOTIONAL             CARRYING            FAIR
1998                                              AMOUNT               VALUE              VALUE
-----------------------------------------------------------------------------------------------------
Interest rate swap agreements                  $     50.0           $       -          $    (1.2)
-----------------------------------------------------------------------------------------------------
1997
-----------------------------------------------------------------------------------------------------
Interest rate swap agreements                  $     50.0           $       .9         $     (.5)
-----------------------------------------------------------------------------------------------------


The fair value of the interest rate swap agreements was determined using prevailing spot rates at December 31, 1998 and 1997, and discounted as applicable.

 15. STOCK INCENTIVE PLAN

The Company has a stock incentive plan reserving 975,000 shares of common stock for issuance pursuant to that plan. Under the plan, the Company can grant restricted or unrestricted stock, stock appreciation rights, non-qualified options and options qualifying as incentive stock options under the Internal Revenue Code of 1986, as amended.

The term of an option cannot exceed 10 years from the grant date and the option price may not be less than market value at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25 and related interpretations. No compensation cost has been recognized for stock option grants since the options have exercise prices of not less than the market value of the Company's common stock at the date of the grant. If compensation cost for stock option grants had been determined based on the fair value at the grant dates for 1998, 1997, and 1996 consistent with Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), the Company's net income and net income per share would not be materially different than the amounts presented in the accompanying Statements of Income. Under SFAS No. 123, the fair value of each option is estimated on the date of the grant using an option pricing model with assumptions for dividend yield, volatility, risk-free interest and expected life. The Company estimated the fair value of the options granted in 1998, 1997 and 1996 according to the following assumptions: dividend yield of zero, expected price volatility of 32%, risk-free interest rates of 6% and expected lives of five years.

A summary of options granted under the Company's stock incentive plan as of December 31, 1998, 1997 and 1996 and changes during the years then ending is presented below:


                                                              YEARS ENDED DECEMBER 31,
-------------------------------------------------------------------------------------------------------
                                          1998                           1997                    1996
-------------------------------------------------------------------------------------------------------

                                             WEIGHTED                 WEIGHTED                 WEIGHTED
                                              AVERAGE                 AVERAGE                   AVERAGE
                                             EXERCISE                 EXERCISE                 EXERCISE
                                OPTIONS        PRICE      OPTIONS      PRICE       OPTIONS       PRICE
                                -------        -----      -------      -----       -------       -----

Options, beginning
of year                         694,560     $    19.49    474,060    $    20.58    429,560     $   21.00
Granted                         219,250     $    22.69    243,000    $    17.47     50,000     $   17.00
Exercised                        (1,750)    $    18.71     (4,500)   $    21.04          -             -
Forfeited                        (7,375)    $    21.03    (18,000)   $    20.68     (5,500)    $   20.02
                                =======     ==========    =======    ==========    =======     =========
Options, end of year            904,685     $    20.25    694,560    $    19.49    474,060     $   20.58
                                =======     ==========    =======    ==========    =======     =========

Options exercisable at year
   end                          460,779     $    20.15    362,750    $    20.44    271,304     $   20.39

Weighted average fair value
   of options granted
   during the year                          $1,937,663               $1,602,759                $ 372,550


The following table summarizes information about fixed stock options outstanding at December 31, 1998:


---------------------------------------------------------------------------------------------------------------------
                                              OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
---------------------------------------------------------------------------------------------------------------------
                                               WEIGHTED             WEIGHTED                            WEIGHTED
                                                AVERAGE             AVERAGE                              AVERAGE
       RANGE OF                                REMAINING            EXERCISE                            EXERCISE
    EXERCISE PRICES                OPTIONS       LIFE                PRICE                 OPTIONS        PRICE
    ---------------                -------       ----                -----                 -------        -----


        $17.00                     262,500      8.2 years          $   17.00                78,125      $   17.00
        $20.00                     299,310      4.8 years          $   20.00               299,810      $   20.00
        $21.81                      20,000      8.7 years          $   21.81                 5,000      $   21.81
        $22.69                     216,750      9.4 years          $   22.69                     -      $   22.69
        $23.75                     103,625      6.2 years          $   23.75                77,719      $   23.75
        $23.94                       2,500      8.6 years          $   23.94                   625      $   23.94
                                   =======                         =========               =======      =========
$17.00 to $23.94                   904,685      7.2 years          $   20.25               460,779      $   20.15
                                   =======                         =========               =======      =========


16. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following represents the Company's quarterly results:



(In millions, except per share amounts)
 -------------------------------------------------------------------------------------------------------------------
                           FIRST QUARTER          SECOND QUARTER           THIRD QUARTER          FOURTH QUARTER
 -------------------------------------------------------------------------------------------------------------------

                          1998       1997        1998        1997         1998       1997        1998        1997
 --------------------------------------------------------------------------------------------------------------------

 Net revenues              $588.8     $519.7     $556.3      $557.4        $543.0      $524.1    $562.5      $562.7
 Gross profit               134.4      122.2      131.0       126.0         127.5       117.2     131.7       129.4
 Net income                   9.7        6.4       10.4         7.4          (2.4)        8.2      10.3         7.9
 Basic and diluted
  net income per           $  .39     $  .26     $  .42      $  .30        $ (.10)     $  .33    $  .42      $  .32
  share

Net income for the third quarter 1998 includes a $12.5 million special charge related to agreements with the Environmental Protection Agency and the California Air Resources Board. Excluding this charge, net income would have been $10.1 million, or $.41 per share.

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

It is management's conclusion that the system of internal accounting controls at December 31, 1998 provides reasonable assurance that the books and records reflect the transactions of the Company and that the Company has complied with its established policies and procedures.


/s/ Roger S. Penske
Chairman




/s/ Robert E. Belts
Senior Vice President - Finance



January 29, 1999

INDEPENDENT AUDITORS' REPORT

Stockholders and Board of Directors
Detroit Diesel Corporation


We have audited the accompanying consolidated balance sheets of Detroit Diesel Corporation and subsidiaries (the "Company") as of December 31, 1998 and 1997 and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on those consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP

Detroit, Michigan
January 29, 1999

INDEPENDENT AUDITORS' REPORT


Shareholders and Board of Directors
Detroit Diesel Corporation
Detroit, Michigan

We have audited the consolidated financial statements of Detroit Diesel Corporation and subsidiaries (the "Company") as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated January 29, 1999; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of Detroit Diesel Corporation and subsidiaries, referred to in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, based on our audits, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ Deloitte & Touche LLP

Detroit, Michigan
January 29, 1999

                           DETROIT DIESEL CORPORATION

                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                           Additions
                                                                 -------------------------------
                                                                 Charged to         Charged to      Deductions-
                                                   Balance        costs and      other accounts-   Write-offs and      Balance
                                                  January 1       expenses         Acquisitions      Disposals        December 31
                                                  ---------       --------         ------------      ---------        -----------
DOUBTFUL ACCOUNTS RESERVES

For the Year Ended December 31,
        1998 ..................................     $ 4,430        $ 4,162             $ -          $ (3,615)          $ 4,977
        1997 ..................................     $ 6,105        $ 2,959             $ -          $ (4,634)          $ 4,430
        1996 ..................................     $ 5,210        $ 1,962             $ -          $ (1,067)          $ 6,105


INVENTORY RESERVES

For the Year Ended December 31,
        1998 ..................................     $10,351        $ 3,637             $ -          $ (2,982)         $ 11,006
        1997 ..................................     $11,014        $ 3,226             $ -          $ (3,889)         $ 10,351
        1996 ..................................     $ 9,677        $ 3,192             $ -          $ (1,855)         $ 11,014


TAX VALUATION ALLOWANCE

For the Year Ended December 31,
        1998 ..................................     $     -        $     -             $ -          $      -          $      -
        1997 ..................................     $ 2,685        $     -             $ -          $ (2,685)         $      -
        1996 ..................................     $ 1,322        $ 1,363             $ -          $      -          $  2,685


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


March 22, 1999


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




                   Signatures                                           Title                            Date
                   ----------                                           -----                            ----
/s/ Roger S. Penske                                   Chairman of the Board, Director               March 22, 1999
--------------------------------------------------    and Chief Executive Officer
         Roger S. Penske
        (Principal Executive Officer)

/s/ Robert E. Belts                                   Senior Vice President-Finance                 March 22, 1999
--------------------------------------------------    and Chief Financial Officer
         Robert E. Belts
        (Principal Financial and
            Accounting Officer)

/s/ Timothy D. Leuliette                              Vice Chairman and Director                    March 22, 1999
--------------------------------------------------
         Timothy D. Leuliette

/s/ Ludvik F. Koci                                    Vice Chairman and Director                    March 22, 1999
--------------------------------------------------
         Ludvik F. Koci

/s/ Charles G. McClure                                President and Director                        March 22, 1999
--------------------------------------------------
         Charles G. McClure


                 Signatures                                           Title                            Date
                 ----------                                           -----                            ----

/s/ Dr. Eckhard Cordes *                              Director                                      March 22, 1999
--------------------------------------------------
         Dr. Eckhard Cordes

/s/ John E. Doddridge *                               Director                                      March 22, 1999
--------------------------------------------------
         John E. Doddridge

/s/ William E. Hoglund *                              Director                                      March 22, 1999
--------------------------------------------------
         William E. Hoglund

/s/ Gary G. Jacobs *                                  Director                                      March 22, 1999
--------------------------------------------------
         Gary G. Jacobs

/s/ Dr. Kurt J. Lauk *                                Director                                      March 22, 1999
--------------------------------------------------
         Dr. Kurt J. Lauk

/s/ Joseph F. Welch *                                 Director                                      March 22, 1999
--------------------------------------------------
         Joseph F. Welch

/s/ R. Jamison Williams, Jr. *                        Director                                      March 22, 1999
--------------------------------------------------
         R. Jamison Williams, Jr.






*By:       /s/ John F. Farmer
           ---------------------------------------
           Attorney-in-Fact

                                  EXHIBIT INDEX

The following constitutes the exhibits to the report on Form 10-K of the Company for the year ended December 31, 1998:



   Exhibit                                                                                           Sequential
   Number                                   Description of Exhibit                                   Page Number

     3.1          Certificate  of  Incorporation,   as  amended,  which  is  incorporated  by            N/A
                  reference from Exhibit 3.1 of the Company's  Registration Statement on Form
                  S-1, File No. 33-66760,  filed with the Securities and Exchange  Commission on July 30, 1993, as amended.

     3.2          Amended  and  Restated  Bylaws  of  Detroit  Diesel  Corporation,  which is            N/A
                  incorporated  by reference  from Exhibit 3.2 of the Company's  Registration
                  Statement on Form S-1, File No.  33-66760,  filed with the  Securities  and
                  Exchange Commission on July 30, 1993, as amended.

     4.1          Termination,  Replacement  and  Restatement  Agreement  dated as of June 7,            N/A
                  1995 among Detroit Diesel Corporation,  the Lenders listed on Exhibit A and
                  Chemical  Bank,  as  agent  for  the  lenders,  which  is  incorporated  by reference  from  Exhibit  10.1 of the  Company's  Quarterly  Report on Form
                  10-Q, File No. 1-12394,  filed with the Securities and Exchange  Commission on August 10, 1995.

     4.1.1        First Amendment to the Termination,  Replacement and Restatement Agreement,            N/A
                  dated  November 22, 1996,  among Detroit  Diesel  Corporation,  the several banks and other financial  institutions and Chemical Bank, as agent for the
                  Lenders and the  predecessor in interest of The Chase  Manhattan  Bank, now acting as agent for the Lenders,  which is  incorporated  by reference from
                  Exhibit  4.1.1  of the  Company's  Annual  Report  on Form  10-K,  File No.
                  1-12394,  filed with the  Securities  and Exchange  Commission on March 27,
                  1997.

     4.1.2        Second Amendment to the Termination,  Replacement and Restatement Agreement            N/A
                  dated  February 27, 1998,  among Detroit  Diesel  Corporation,  the several banks and other financial  institutions  parties thereto and Chemical Bank, as agent for the


  Exhibit                                                                                             Sequential
   Number                                   Description of Exhibit                                   Page Number
                  Lenders and the predecessor in interest of the Chase Manhattan Bank now acting as agent for the Lenders, which is incorporated by reference by reference from Exhibit 4 of the Company's Quarterly Report on Form 10-Q,
                  File No. 1-12394, filed with the Securities and Exchange Commission on on May 14, 1998.

     4.2          Specimen Form of Certificate for Common Stock, which is incorporated by                N/A
                  reference from Exhibit 4.4 of the Company's  Registration Statement on Form
                  S-1, File No. 33-66760, filed with the Securities and Exchange  Commission on July 30, 1993, as amended.

                  Long-term debt instruments and credit facility agreements of the Detroit               N/A
                  Diesel Corporation, under each of which the authorized debt is equal to less than 10% of the total assets of the Detroit Diesel Corporation and its subsidiaries on a consolidated basis, are not filed as exhibits to this report.
                  Detroit Diesel Corporation agrees to furnish to the Commission, upon request, copies of any such unfiled instruments.

    10.1          Form of 1993 Stock Incentive Plan,  which is incorporated by reference from            N/A
                  Exhibit 10.1 of the Company's  Registration Statement on Form S-1, File No.
                  33-66760,  filed with the  Securities  and Exchange  Commission on July 30,
                  1993, as amended.

    10.1.1        Form of 1993 Stock Incentive Plan Restricted Stock Award and Deferred                  N/A
                  Stock Award, which is incorporated by reference from Exhibit 10.1.1 of the
                  Company's Registration Statement on Form S-1, File no. 33-66760, filed with the Securities and Exchange Commission on July 30, 1993, as amended.

    10.2          Collaboration Agreement, dated as of January 31,  1993, between Detroit                N/A
                  Diesel Corporation and Mercedes-Benz AG, which is incorporated by reference from Exhibit 10.2 of the Company's Registration Statement on
                  Form S-1, File No. 33-66760, filed with the Securities and Exchange
                  Commission on July 30, 1993, as amended.




    #10.3         License Agreement, dated as of March 27, 1993, between Detroit Diesel                  N/A
                  Corporation and Mercedes-Benz AG, which is incorporated by reference from Exhibit 10.4 of the Company's Registration Statement on Form S-1,
                  File No. 33-66760, filed with the Securities and Exchange Commission on
                  July 30, 1993, as amended. 10.5 Financing Agreement between Diesel
                  Project Development, Inc. and Detroit N/A Diesel Corporation, dated as of April 30, 1993, which is incorporated by reference from Exhibit 10.5 of the Company's Registration Statement on Form S-1, File No. 33-66760,
                  filed with the Securities and Exchange Commission on July 30, 1993, as
                  amended.

    10.4          Financing  Agreement between Diesel Project  Development, Inc. and                     N/A
                  Detroit Diesel Corporation, dated as of April 30, 1993, which is incorporated by reference from Exhibit 10.5 of the Company's Registration
                  Statement on Form  S-1,  File No. 33-66760, filed with the Securities and
                  Exchange Commission on July 30, 1993, as amended.

    10.5          Amended and Restated Lease Agreement by and between Corporate Property                 N/A
                  Associates 8, L.P., and Corporate Property Associates 9, L.P. and
                  Detroit Diesel Corporation, dated as of May 24, 1994, which is incorporated by reference from Exhibit 10.6 of Amendment No. 1 to the
                  Company's Registration Statement on Form S-1, File No. 33-79286, filed with the Securities and Exchange Commission on June 15, 1994.

    10.6          Lease Agreement, dated June 30, 1988, between the Timken Company and                   N/A
                  Detroit Diesel Corporation, which is incorporated by reference from
                  Exhibit 10.7 of the Company's Registration Statement on Form S-1, File
                  No. 33-66760, filed with the Securities and Exchange Commission on July
                  30, 1993, as amended.

    10.7          Master Lease Agreement between Detroit Diesel Corporation and GECC,                    N/A
                  dated as of May 26, 1992, which is incorporated by reference from
                  Exhibit 10.11 of the Company's Registration Statement on Form S-1, File
                  No. 33-66760, filed with the Securities and Exchange Commission on July
                  30, 1993, as amended.







    10.8          Employment Agreement, dated February 1, 1989, between Penske                           N/A
                  Transportation, Inc. and A. Gordon Clark, as amended, assumed by Detroit
                  Diesel Corporation, which is incorporated by reference from Exhibit
                  10.19 of the Company's Registration Statement on Form S-1, File No.
                  33-66760, filed with the Securities and Exchange Commission on July 30,
                  1993, as amended.

    10.8.1        Second Amendment to Employment Agreement dated as of January 31, 1995,                 N/A
                  between Detroit Diesel Corporation, as assignee of Penske
                  Transportation, Inc., and A. Gordon Clark, which is incorporated by reference from Exhibit 10.12.1 of the Company's Annual Report on Form
                  10-K, File No. 1-12394, filed with the Securities and Exchange
                  Commission on March 31, 1995, as amended.

    10.8.2        Third Amendment to Employment Agreement dated as of January 31, 1998,                  64
                  between Detroit Diesel Corporation, as assignee of Penske Transportation,
                  Inc., and A. Gordon Clark.

    #10.9         TED Joint Development and License Agreement by and among Detroit Diesel                N/A
                  Corporation and Mercedes-Benz Aktiengesellschaft and MTU Motoren-
                  und Turbinen-Union Friedrichschafen GmbH, dated September 5, 1994, which is incorporated by reference from Exhibit 10.3 of the Company's
                  Quarterly Report on Form 10-Q, File No. 1-12394, filed with the
                  Securities and Exchange Commission on November 11, 1994.

    #10.10        FEAT Joint Development and License Agreement by and between MTU Motoren-               N/A
                  und Turbinen-Union Friedrichschafen GmbH and Detroit Diesel
                  Corporation, dated June 28, 1994,

           which is incorporated by reference from Exhibit 10.4 of the Company's
           Quarterly Report on Form 10-Q, File No. 1-12394, filed with the
           Securities and Exchange Commission on November 11, 1994.


  10.10.1  Amendment to FEAT Joint Development and License Agreement by and between     N/A
           MTU Motoren- und Turbinen-Union Friedrichschafen GmbH and Detroit
           Diesel Corporation, dated June 28, 1994, which is incorporated by reference from Exhibit 10.4.1 of the Company's Quarterly Report on
           Form 10-Q, File No. 1-12394, filed with the Securities and Exchange
           Commission on November 11, 1994.

  10.11    Mutual Distribution Agreement by and between Detroit Diesel Corporation      N/A
           and MTU Motoren- und Turbinen-Union Friedrichschafen GmbH, dated June
           28, 1994, which is incorporated by reference from Exhibit 10.5 of the
           Company's Quarterly Report on Form 10-Q, File No. 1-12394, filed with the Securities and Exchange Commission on November 11, 1994.

  10.12    Joinder Agreement by and between Detroit Diesel Corporation, Mercedes-Benz   N/A
           AG and Motoren- und Turbinen-Union Friedrichschafen GmbH, dated July
           13, 1994, which is incorporated by reference from Exhibit 10.6 of the
           Company's Quarterly Report on Form 10-Q, File No. 1-12394, filed with the Securities and Exchange Commission on November 11, 1994.

  21.1     List of Subsidiaries                                                         65

  23.1     Consent of Deloitte & Touche LLP                                             66

  24.1     Powers of Attorney of Directors and Officers of the Registrant               67

  27       Financial Data Schedule                                                      74
-------------------


# Does not include certain information as to which the Company has been granted confidential treatment.