Form 10-Q
period 1999-03-31
DETROIT DIESEL CORP
filed 1999-05-14
CIK 910058

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended MARCH 31, 1999.
                                               --------------

                                       Or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from               to                .
                                              ---------------  ----------------


                           Commission File No. 1-12394
                                               -------



                           DETROIT DIESEL CORPORATION
             (Exact name of registrant as specified in its charter)


            DELAWARE                                     38-2772023
            --------                                     ----------
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


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

       COMMON STOCK $0.01 PAR VALUE                         24,705,191 SHARES
       ----------------------------                         -----------------
                Class                                Outstanding at May 10, 1999


         This report contains 31 pages. The exhibit index is on page 15.

                                TABLE OF CONTENTS

                                                                                        PAGE NO.
PART I - FINANCIAL INFORMATION
                  ITEM 1.  FINANCIAL STATEMENTS.

                         Consolidated Statements of Income for the
                         Three months Ended March 31, 1999 and 1998                         3

                         Consolidated Balance Sheets at March 31, 1999
                         and December 31, 1998                                              4

                         Consolidated Statements of Cash Flows for the
                         Three months Ended March 31, 1999 and 1998                         5

                         Notes to Unaudited Consolidated Financial Statements               6

                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           FINANCIAL CONDITION AND RESULTS OF OPERATIONS.                   8

PART II - OTHER INFORMATION

                  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.            13

                  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.                               13

SIGNATURE                                                                                  14

EXHIBIT INDEX                                                                              15

                         PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

DETROIT DIESEL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

                                            THREE MONTHS ENDED MARCH 31,
---------------------------------------------------------------------------
                                               1999         1998
---------------------------------------------------------------------------

Net revenues                                $   591.5    $   588.8
Cost of sales                                   452.3        454.4
                                            ---------    ---------
     Gross profit                               139.2        134.4

Expenses:
Selling and administrative                       92.4         91.2
Research and development                         24.6         24.5
Interest                                          2.3          3.3
                                            ---------    ---------
   Total                                        119.3        119.0
                                            ---------    ---------

Income before income taxes                       19.9         15.4

Provision for income taxes                        7.4          5.7
                                            ---------    ---------

Net income                                  $    12.5    $     9.7
                                            =========    =========

Basic and diluted net income per share      $     .51   $      .39
                                            =========    =========



See accompanying Notes to Unaudited Consolidated Financial Statements.

DETROIT DIESEL CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


                                                                          MARCH 31,      DECEMBER 31,
-----------------------------------------------------------------------------------------------------
                                                                            1999           1998
-----------------------------------------------------------------------------------------------------
                                                                        (UNAUDITED)
ASSETS
   CURRENT ASSETS:
   Cash                                                                  $      2.4     $      3.2
   Accounts and notes receivable, net                                         368.8          313.3
   Inventories                                                                345.6          344.2
   Prepaid expenses, deferred charges and other current assets                 14.3           14.9
   Deferred tax assets                                                         62.8           61.8
                                                                         ----------     ----------
       Total Current Assets                                                   793.9          737.4
                                                                         ----------     ----------
   PROPERTY, PLANT AND EQUIPMENT:
   Land and buildings                                                          82.9           85.2
   Machinery, equipment and tooling                                           412.8          415.8
                                                                         ----------     ----------
       Total Property, Plant and Equipment                                    495.7          501.0
   Less: accumulated depreciation                                             199.7          191.6
                                                                         ----------     ----------
       Net Property, Plant and Equipment                                      296.0          309.4
                                                                         ----------     ----------
   DEFERRED TAX ASSETS                                                         14.3           15.1
   INTANGIBLE ASSETS, NET                                                     137.9          144.7
   OTHER ASSETS                                                                41.6           34.1
                                                                         ----------     ----------
       TOTAL ASSETS                                                      $  1,283.7     $  1,240.7
                                                                         ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES:
   Notes payable                                                         $     36.5     $     38.3
   Accounts payable                                                           305.9          278.2
   Accrued expenses                                                           224.5          210.3
   Current portion of long-term debt and capital leases                         3.6            4.1
                                                                         ----------     ----------
       Total Current Liabilities                                              570.5          530.9
                                                                         ----------     ----------
   LONG-TERM DEBT AND CAPITAL LEASES                                           63.3           62.6
   OTHER LIABILITIES                                                          238.2          240.5
   DEFERRED TAX LIABILITIES                                                    27.4           28.9
   DEFERRED INCOME                                                              5.3            5.5
   COMMITMENTS AND CONTINGENCIES (NOTE 5)
   STOCKHOLDERS' EQUITY:
   Preferred Stock, par value $.01 per share: authorized
      10 million shares; no shares issued                                        --             --
   Common Stock, par value $.01 per share: authorized
      40 million shares; 24.7 million shares issued and outstanding              .2             .2
   Additional paid-in capital                                                 224.2          224.2
   Retained earnings                                                          176.2          166.8
   ACCUMULATED OTHER COMPREHENSIVE INCOME:
   Additional minimum pension adjustment                                       (9.7)          (9.7)
   Currency translation adjustment                                            (11.9)          (9.2)
                                                                         ----------     ----------
       Total Stockholders' Equity                                             379.0          372.3
                                                                         ----------     ----------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $  1,283.7     $  1,240.7
                                                                         ==========     ==========


See accompanying Notes to Unaudited Consolidated Financial Statements.

DETROIT DIESEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)
(UNAUDITED)

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
--------------------------------------------------------------------------------------------
                                                                          1999        1998
--------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                              $  12.5     $   9.7
Adjustments to reconcile net income to net cash
   Provided by operating activities:
     Depreciation and amortization                                         13.8        11.5
     Changes in assets and liabilities which
      provided (used) cash:
       Accounts and notes receivable                                      (61.9)      (38.9)
       Inventories                                                         (6.8)       (5.5)
       Prepaid expenses, deferred charges and other current assets           .4          .6
       Deferred taxes                                                       (.4)         .3
       Accounts payable                                                    36.1        34.4
       Accrued expenses and other liabilities                              12.2        18.6
       Intangible and other assets                                         (2.8)       (5.0)
                                                                        -------     -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                   3.1        25.7
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property, plant and equipment                            (8.9)      (10.2)
   Proceeds from sale of property, plant and equipment                      1.7          --
   Acquisition of subsidiaries                                             (5.0)        6.4
                                                                        -------     -------
NET CASH USED IN INVESTING ACTIVITIES                                     (12.2)       (3.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from (payments on) notes payable                             .6       (14.4)
   Net proceeds from (payments on) other long-term borrowings               6.8        (2.1)
                                                                        -------     -------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                         7.4       (16.5)
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                      .9          .2
                                                                        -------     -------
NET INCREASE (DECREASE) IN CASH                                             (.8)        5.6
CASH AT THE BEGINNING OF THE PERIOD                                         3.2         3.2
                                                                        =======     =======
CASH AT THE END OF THE PERIOD                                           $   2.4     $   8.8
------------------------------------------------------------------      =======     =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                                           $   2.1     $   3.3
                                                                        =======     =======
     Income taxes                                                       $   6.7     $    --
                                                                        =======     =======


See accompanying Notes to Unaudited Consolidated Financial Statements.

DETROIT DIESEL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - FINANCIAL STATEMENTS.
         The accompanying unaudited consolidated financial statements have been prepared by management and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Detroit Diesel Corporation and its majority-owned subsidiaries ("Detroit Diesel" or the "Company") as of March 31, 1999 and December 31, 1998 and the results of its operations and cash flows for the three-month periods ended March 31, 1999 and 1998.

           The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's 1998 Annual Report to Stockholders. The results of operations for the three-month period ended March 31, 1999 will not necessarily be indicative of the operating results for the full year.

NOTE 2 - INVENTORIES.
         At March 31, 1999 and December 31, 1998, inventories (principally using the first-in, first-out method) consist of the following:


(In millions)                                            MARCH 31,          DECEMBER 31,
----------------------------------------------------------------------------------------
                                                            1999                 1998
----------------------------------------------------------------------------------------
                                                        (Unaudited)
Productive                                            $      188.5         $      187.4
Parts                                                        150.0                150.5
Non-productive                                                 7.1                  6.3
---------------------------------------------         ============         ============
Total                                                 $      345.6         $      344.2
---------------------------------------------         ============         ============



The components of productive inventory are:
Raw materials                                                  53%                   58%
Work in process                                                26%                   23%
Finished product                                               21%                   19%



NOTE 3 - INTANGIBLE ASSETS.
         Intangible assets include goodwill of $77.6 million and $82.5 million at March 31, 1999 and December 31, 1998, respectively. Accumulated amortization of intangible assets as of March 31, 1999 and December 31, 1998 was $28.5 million and $26.4 million, respectively.

NOTE 4 - NET INCOME PER SHARE.
         Basic net income per share represents net income available to common stockholders divided by the weighted average number of common shares outstanding during the period. For the three months ended March 31, 1999 and 1998, the weighted average number of shares outstanding were 24,703,566 and 24,700,566, respectively.

         Diluted net income per share represents net income available to common stockholders divided by the weighted average number of common shares outstanding during the period plus the weighted average dilutive effect of the Company's incentive stock options outstanding during the period calculated using the treasury stock method. For the three months ended March 31, 1999 and 1998, the dilutive effect of the Company's incentive stock options were 77,762 and 61,683, respectively.

NOTE 5 - COMMITMENTS AND CONTINGENCIES.
         The Company is contingently liable for letters of credit and guarantees to banks aggregating $37.0 million at March 31, 1999.

NOTE 6 - COMPREHENSIVE INCOME.
          The reconciliation of net income to comprehensive income for the three months ended March 31, 1999 and 1998 follows:


(In millions)                                   THREE MONTHS ENDED MARCH 31,
-------------------------------------------------------------------------------
                                                       1999      1998
-------------------------------------------------------------------------------
Net Income                                           $  12.5    $  9.7

Other Comprehensive Income net of income taxes:
Currency translation adjustment                          2.7      (0.9)
                                                     -------    ------
  Other Comprehensive Income                             2.7      (0.9)
                                                     -------    ------

Comprehensive Income                                 $  15.2    $  8.8
                                                     =======    ======


NOTE 7 - SEGMENT INFORMATION.
           Detroit Diesel has one reportable segment, consistent with management's approach of making internal operating decisions. Detroit Diesel's operating segments are identified by product. All products produced by the Company are aggregated into one reportable operating segment, since the nature of the products, production processes, distribution methods and the Company's principal customers are similar. There have been no changes in reportable segments of the Company during the period.

NOTE 8 - DIVIDEND.
           During the first quarter 1999 the Company declared a dividend of $.125 per share outstanding which was equivalent to $3.1 million. The dividend was paid during April of 1999.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Detroit Diesel Corporation closed the first quarter 1999 with solid financial performance, including new quarterly records for heavy-duty engine shipments and total revenues. Revenues for the period were $591.5 million compared to $588.8 million during the first quarter 1998. Earnings were a first quarter record of $12.5 million, a 29% increase over the prior year. Earnings per share increased 31% to $.51 per share. The quarter was also highlighted by the Company's declaration of a $.125 per share dividend representing the Company's first dividend payment.

RESULTS OF OPERATIONS

         The percentage relationships between net revenues and other elements of the Company's Consolidated Statements of Income for the comparative reporting periods were:

                                 THREE MONTHS ENDED
                                      MARCH 31,
------------------------------------------------------
                                  1999         1998
------------------------------------------------------
Net revenues                      100.0%      100.0%
Cost of sales                      76.5        77.2
                                -------     -------
Gross profit                       23.5        22.8
Expenses:
Selling and administrative         15.6        15.4
Research and development            4.2         4.2
Interest                             .4          .6
                                -------     -------
    Total                          20.2        20.2
Income before income taxes          3.3         2.6
Provision for income taxes          1.2          .9
                                =======     =======
Net income                          2.1%        1.7%
                                =======     =======



The Company's net revenues for each of its markets were:

(In millions)                       THREE MONTHS ENDED
                                         MARCH 31,
------------------------------------------------------------
                                   1999            1998
------------------------------------------------------------
On-Highway                       $   379        $   332
Off-Road                             161            194
Automotive                            52             63
                                 =======        =======
Net revenues                     $   592        $   589
                                 =======        =======

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998

         NET REVENUES. Net revenues for the three months ended March 31, 1999 were $591.5 million compared to $588.8 million for the comparable period in 1998. Total heavy-duty engine shipments for the three months ended March 31, 1999 were approximately 25,900 units, an increase of 14% over the comparable period in 1998. The increase was the result of strong demand for the Series 60 engine, as unit volumes increased 17% over the same period in 1998. Additionally, Series 2000 and Series 4000 unit volumes continue to increase as the products gain acceptance in the market and the Company continues to expand offerings into new markets.

         Total unit shipments for the three months ended March 31, 1999 decreased approximately 3% to 42,400, compared to first quarter 1998 shipments of 43,600. The decrease in total unit shipments represents a reduction in automotive engine shipments resulting from the completion of certain supply contracts in the first quarter of 1998 and a reduction in off-road shipments due to economic conditions in the oil and mining markets.

         Net revenues in the on-highway market increased 14% for the three months ended March 31, 1999 compared to the same period in 1998. Strong revenues in this area reflect consistent demand for the Company's Series 60 engine in on-highway applications and reflect the strength of the North American on-highway heavy-duty truck market. Net revenues in the off-road market decreased 17% for the three months ended March 31, 1999. The decrease in this market is primarily the result of reductions in two-cycle unit volume related to the Company's PowerEvolution program offset by increases in Series 2000 and Series 4000 sales volumes. Automotive market revenues decreased from record first quarter 1998 revenues reflecting the completion of certain programs as discussed above. Unit volumes and revenues in this market are expected to continue at a rate similar to that experienced in the current quarter throughout the remainder of 1999.

         GROSS PROFIT. Gross profit for the three months ended March 31, 1999 was $139.2 million, an increase of $4.8 million over the same period in 1998. Gross margin increased 0.7 percentage points over first quarter 1998 to 23.5%. The increase in gross margin is attributed to the sales mix of the Company's heavy-duty engines combined with the Company's cost reduction efforts.

         SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses for the three months ended March 31, 1999 were $92.4 million or 15.6% of net revenues, compared to $91.2 million or 15.4% of net revenues for the corresponding period in 1998. The slight increase in selling and administrative expenses relates to the increases in sales volumes for the Company's heavy-duty engine products offset by the Company's focus on controlling expenses.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the three months ended March 31, 1999 were $24.6 million consistent with the same period in 1998.

         INTEREST EXPENSE. Interest expense decreased $1.0 million for the three-month period ending March 31, 1999 compared to the same period in 1998. The lower level of interest expense in 1999 is attributed to the Company's lower average debt balances during the quarter and lower interest rates versus first quarter 1998.

         INCOME TAX EXPENSE. Income tax expense is reported during interim reporting periods on the basis of the Company's estimated annual effective tax rate for the taxable jurisdictions in which the Company operates. The Company estimates that its annual effective tax rate for 1999 is approximately 37%.

         NET INCOME. Net income for the three months ended March 31, 1999 was $12.5 million compared to $9.7 million for the comparable period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company's primary sources of liquidity have been cash provided by operations and bank borrowings under various revolving lines of credit and bank notes, including the Company's $300 million revolving line of credit, of which approximately $294.7 million was available as of March 31, 1999. Additionally, the Company's subsidiary in Italy, VM Motori S.p.A. ("VM"), has $69.7 million in unsecured, short-term lines of credit with several banks, of which approximately $52.4 million was available at March 31, 1999.

         Cash provided by operations for the three months ended March 31, 1999 was approximately $3.1 million. Capital expenditures were $8.9 million for the first three months of 1999 and were used to upgrade existing machinery, equipment and tooling.

         The Company is subject to risks of changes in foreign currency exchange rates due to its operations located outside of the United States. Changes in foreign currency exchange rates are generally reported as a component of stockholders' equity. Changes in the value of the Italian Lira, the Singapore Dollar and the Brazilian Real impact the Company's translation adjustments. Additionally, the Company has recorded liabilities approximating 46.7 million in Deutschmarks ("DM") as of March 31, 1999. Changes in the value of the DM versus the United States Dollar will affect the Company's results of operations and financial position.

         The Company expects that it will be able to satisfy on-going cash requirements (including capital expenditures for environmental compliance and other projects), for the next 12 months and thereafter, with cash flow from operations, supplemented, if necessary, by borrowings under its $300 million revolving line of credit.

YEAR 2000

State of Readiness
Detroit Diesel Corporation's Information Technology department is coordinating the evaluation and resolution of the Company's Year 2000 issues. Major groups such as operations, engineering, purchasing and human resources have been identified to assume specific responsibility for tracking and resolving Year 2000 issues relating to the Company's business, including core business systems, user-controlled plant processes, user-controlled research and development processes, suppliers and payroll.

Detroit Diesel has completed a review of its operations for Year 2000 compliance. As a result of this review, the Company has engaged a third party to work with internal staff to modify affected business information systems so that they are Year 2000 compliant. Modifications to critical business systems were made or solutions acquired in 1998 thus permitting sufficient test time without disruption to the ongoing business. It is anticipated that this testing will be concluded in the first half of 1999. Costs associated with this testing are not considered to be material.

The Company has determined that Detroit Diesel engines, together with standard ECM hardware and program software (DDEC and MDEC), are Year 2000 compliant. The Company is in the process of reviewing its other electronic and software products for Year 2000 compliance and has determined that all other products are either compliant or will be compliant by mid-1999. An independent audit was conducted on the DDEC program to verify compliance.

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

Costs to Address the Year 2000 Issue
The costs associated with Year 2000 compliance primarily consists of personnel expenses for those persons dedicated to the effort and for professional fees paid to third party providers for assistance and audit related activities. It is the Company's policy to expense these costs as incurred. Additionally, the Company has invested in new and upgraded hardware and software to solve the Year 2000 issues. In these instances, the Company will capitalize allowable costs in accordance with its policies and procedures.

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

In addition, there are Year 2000 issues that will generally affect all businesses, including the Company, such as the Year 2000 compliance of public utility companies and governmental agencies. If such Year 2000 issues occur, then there could be an interruption in, or failure of, the Company's normal business activities, that could have a material adverse effect on the Company's operations, liquidity and financial condition. At this time, there is insufficient information to evaluate the likelihood of such an occurrence.

Contingency Plans
While the Company would generally expect to manage business interruptions relating to Year 2000 issues in a manner similar to other potential interruption issues encountered in the regular course of business, the Company is developing certain contingency plans relating specifically to Year 2000 issues. For example, the current contingency plan would allow the Company to operate certain critical functions for a short period of time without the intervention of computers and to establish programs with suppliers to build inventory during the latter part of 1999. The Company intends to modify its contingency plans as necessary as it progresses with its Year 2000 project. However, the contingency plans are expected to provide relief only for short periods, after which there could be an interruption in, or failure of, the Company's normal business activities, that could have a material adverse effect on the Company's operations, liquidity and financial condition.

PROSPECTIVE INFORMATION

The Company anticipates continued improvement in financial performance throughout 1999, based upon current forecasts, primarily generated through a continued emphasis on cost reduction activities and operating performance enhancements, combined with moderate overall revenue growth. Cost reduction and operating performance enhancement programs such as Continuous Customer Value Improvement ("CCVI") and PowerEvolution are expected to have a positive impact on operating margins and earnings. Additionally, shipments of the Series 2000 and Series 4000 engines in off-road markets are expected to increase. The Company will also continue to pursue merger and acquisition targets that have strategic value.

CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR" UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         This document may include projections, forecasts and other forward-looking statements about the Company, the industry in which it competes and the markets it serves. The achievement of such projections, forecasts and other forward-looking statements is subject to certain risks and uncertainties, fully detailed in the "Cautionary Statement for purposes of `Safe Harbor' under the Private Securities Litigation Reform Act of 1995" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, which is on file with the Securities and Exchange Commission. Similarly, any projections, forecasts and other forward-looking statements in this document relating to the Year 2000 issue, including the Company's remedial plans, are also subject to certain risks and uncertainties as detailed in this document.

PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company held its annual meeting of stockholders on April 27, 1999. At this meeting the following items were submitted to a vote: (1) elect three directors to three-year terms, (2) approve the Detroit Diesel Corporation 1998 Stock Incentive Plan, and (3) ratify the board's appointment of Deloitte & Touche LLP as the Company's auditors for fiscal year 1999. The results of the voting are summarized below:


                                                        FOR             WITHHELD
                                                        ---             --------
        ELECTION OF DIRECTORS:
        Dr. Eckhard Cordes                           23,036,892         191,739
        William E. Hoglund                           23,049,084         179,547
        Roger S. Penske                              23,047,996         180,635

                                                       FOR             AGAINST           ABSTAIN
                                                       ---             -------

        APPROVAL OF 1998 STOCK INCENTIVE PLAN        21,660,720        1,554,553           13,358

        APPROVAL OF AUDITORS:
        Deloitte & Touche                            23,206,210           11,085           11,336



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

       EXHIBIT NUMBER      DESCRIPTION
       --------------      -----------

       10.1 Detroit Diesel Corporation 1998 Stock Incentive Plan, effective October 27, 1998

       27                  Financial Data Schedule

(b) No reports on Form 8-K were required for this reporting period.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     DETROIT DIESEL CORPORATION

Date:  May 7, 1999
                                     By:       /s/ R. E. Belts
                                               ---------------------------------
                                               R.E. Belts
                                            Its:   Senior Vice President-Finance
                                                   and Chief Financial Officer
                                                   (Principal Financial Officer)

                                  EXHIBIT INDEX

         The following constitutes the exhibits to the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 1999:


                                                                                            SEQUENTIAL
       EXHIBIT NUMBER                     EXHIBIT                                          PAGE NUMBER
       --------------                     -------                                          -----------

            10.1           Detroit Diesel Corporation 1998 Stock Incentive Plan,
                           effective October 27, 1998                                           16

             27            Financial Data Schedule                                              31

                                                                    Exhibit 10.1

              DETROIT DIESEL CORPORATION 1998 STOCK INCENTIVE PLAN

                        EFFECTIVE DATE: OCTOBER 27, 1998


                                    ARTICLE I
                           PURPOSE AND EFFECTIVE DATE

     1.1 Purpose. The purpose of the Plan is to provide financial incentives for selected Key Employees of the Detroit Diesel Group, thereby promoting the long-term growth and financial success of the Detroit Diesel Group by (i) attracting and retaining employees of outstanding ability, (ii) strengthening the Detroit Diesel Group's capability to develop, maintain, and direct a competent management team, (iii) providing an effective means for selected Key Employees to acquire and maintain ownership of Detroit Diesel Stock, (iv) motivating Key Employees to achieve long-range performance goals and objectives, and (v) providing incentive compensation opportunities competitive with those of other major corporations.

     1.2 Effective Date. The Plan shall be effective on the date on which it is adopted by the Board; provided, however, that if the Plan is not approved by the Company's stockholders, in the manner described in Treasury Regulation sec.sec.1.162-27(e)(4)(vii) (to the extent that compliance with Section 162(m) of the Code is desired) and 1.422-5, within 12 months after the Effective Date, all Options and SARs granted under this Plan shall be null and void and no additional Options or SARs shall be granted hereunder.


                                   ARTICLE II
                                   DEFINITIONS

     The following words and phrases, as used in the Plan, shall have these meanings:

     2.1 "Award" means, individually or collectively, any Option, SAR, Restricted Stock Award, Unrestricted Stock Award, or Deferred Stock Award.

     2.2 "Board" means the Board of Directors of the Company.

     2.3 "Code" means the Internal Revenue Code of 1986, as amended.

     2.4 "Committee" means those members, not to be less than two, of the Compensation Committee of the Board who are "non-employee directors" and who are also, to the extent compliance with section 162(m) of the Code is desired, "outside directors." For purposes of this Section 2.4, the term "non-employee director" shall have the meaning set forth in Rule 16b-3(b)(3) under the Securities Exchange Act of 1934, or any successor thereto, and the term "outside director" shall have the meaning set forth in Treasury Regulation sec.1.162-27(e)(3), or any successor thereto. In the event a committee comprised solely of two or more "non-employee directors" has not been established, the entire Board shall serve as the Committee for all purposes of the Plan. Each member of the Committee, while serving as such, shall be deemed to be acting in his or her capacity as a director of the Company.

     2.5 "Company" means Detroit Diesel Corporation and its successors and assigns.

     2.6 "Deferred Stock Award" means an Award granted under Article VIII.

     2.7 "Detroit Diesel Group" means the Company and all its Subsidiaries on and after the Effective Date.

     2.8 "Detroit Diesel Stock" means common stock of the Company.

     2.9 "Effective Date" means the date the Plan is adopted by the Board.

     2.10 "Fair Market Value" means, as of any specified date, an amount arrived at by a good faith determination of the Committee and shall be (i) the quoted closing price, if there is a market for Detroit Diesel Stock on a registered securities exchange or in an over the counter market, on the date of grant, or (ii) the weighted average of the quoted closing prices on the nearest date before and the nearest date after the date of grant, if there are no sales on the date of grant but there are sales on dates within a reasonable period both before and after the date of grant, or (iii) the mean between the bid and asked prices, as reported by the National Quotation Bureau on the date of grant, if actual sales are not available during a reasonable period beginning before and ending after the date of grant, or (iv) such other method of determining fair market value as shall be authorized by the Code, or the rules or regulations thereunder, and adopted by the Committee. Where the fair market value of the optioned shares of Detroit Diesel Stock is determined under (ii) above, the average of the quoted closing prices on the nearest date before and the nearest date after the date of grant is to be weighted inversely by the respective numbers of trading days between the selling dates and the date of grant
(i.e., the valuation date), in accordance with Treas. Reg. sec.20.2031-2(b)(1).

     2.11 "Incentive Stock Option" means an option within the meaning of section 422 of the Code.

     2.12 "Key Employee" means an employee of the Detroit Diesel Group who occupies a responsible executive, professional, or administrative position and who has the capacity to contribute to the success of the Detroit Diesel Group.

     2.13 "Nonqualified Stock Option" means an Option granted under the Plan other than an Incentive Stock Option, and which, except as provided in Section 5.5(a), is so designated in the Stock Option Agreement.

     2.14 "Option" means both a Nonqualified Stock Option and an Incentive Stock Option to purchase Detroit Diesel Stock.

     2.15 "Option Price" means the price at which Detroit Diesel Stock may be purchased under an Option as provided in Section 5.4.

     2.16 "Personal Representative" means the person or persons who, upon the death, disability, or incompetency of a Key Employee, shall have acquired, by will or by the laws of descent and distribution or by other legal proceedings, the right to exercise an Option or the right to any

Restricted, Unrestricted, or Deferred Stock Award theretofore granted or made to such Key Employee.

     2.17 "Plan" means the Detroit Diesel Corporation 1998 Stock Incentive Plan.

     2.18 "Restricted Stock" means Detroit Diesel Stock subject to the terms and conditions provided in Article VI.

     2.19 "Restricted Stock Award" means an Award granted under Article VI.

     2.20 "Restriction Period" means a period of time determined under Section
6.2 during which Restricted Stock is subject to the terms and conditions provided in Section 6.3.

     2.21 "SAR" means a stock appreciation right granted under Section 5.8.

     2.22 "Stock Option Agreement" means an agreement entered into between a Key Employee and the Company under Section 5.3.

     2.23 "Subsidiary" means a subsidiary corporation within the meaning of section 424(f) of the Code.

     2.24 "Unrestricted Stock Award" means an Award granted under Article VII.


                                   ARTICLE III
                                 ADMINISTRATION

     3.1 Committee to Administer. The Plan shall be administered by the Committee. The Committee shall have full power and authority to interpret and administer the Plan, to establish and amend rules and regulations for its administration, and to make such determinations and interpretations under, or in connection with, the Plan as it deems necessary or advisable. The Committee's decisions shall be final and conclusive with respect to the interpretation of the Plan and any Award made under it. No member of the Board or the Committee shall be liable for any action or determination made in good faith with respect to the Plan or any Award granted under it.

     A majority of the members of the Committee shall constitute a quorum for the conduct of business at any meeting. The Committee shall act by majority vote of the members present at a duly convened meeting, which may include a meeting by conference telephone call held in accordance with applicable law. Action may be taken without a meeting if written consent thereto is given in accordance with applicable law.

     3.2 Powers of Committee.

     (a) Subject to the provisions of the Plan, the Committee shall have authority, in its discretion, to determine those Key Employees who shall receive an Award, the time or times when such Award shall be made, and the type of Award to be granted, whether an Incentive Stock Option or a

Nonqualified Stock Option shall be granted, and the number of shares to be subject to each Option and Restricted, Unrestricted, and Deferred Stock Award.

     (b) An Award may be granted by the Committee to a Key Employee who is a Director of the Company. A Director shall not participate in a vote approving a grant of an Award to himself or herself to the extent prohibited by the laws of the State of Delaware governing corporate self-dealing.

     (c) The Committee shall determine the terms, restrictions, and provisions of the agreement relating to each Award, including the period over which the Award shall vest and such terms, restrictions, and provisions as shall be necessary to cause certain Options to qualify as Incentive Stock Options. The Committee may correct any defect or supply any omission or reconcile any inconsistency in the Plan or in any agreement relating to an Award, in such manner and to the extent the Committee shall determine in order to carry out the purposes of the Plan. The Committee may, in its discretion, accelerate (i) the date on which any Option or SAR may be exercised or (ii) the date of termination of the restrictions applicable to a Restricted Stock Award, if the Committee determines that to do so will be in the best interests of the Company and the Key Employees in the Plan.


                                   ARTICLE IV
                                     AWARDS

     4.1 Awards. Awards under the Plan shall consist of Incentive Stock Options, Nonqualified Stock Options, SARs, Restricted Stock Awards, Unrestricted Stock Awards, and Deferred Stock Awards. All Awards shall be subject to the terms and conditions of the Plan and to such other terms and conditions consistent with the Plan as the Committee deems appropriate. Awards under a particular section of the Plan need not be uniform and Awards under two or more sections may be combined in one agreement. Any combination of Awards may be granted at one time and on more than one occasion to the same Key Employee.

     4.2 Eligibility for Awards. An Award may be made to any Key Employee selected by the Committee. In making this selection and in determining the form and amount of the Award, the Committee may give consideration to the functions and responsibilities of the respective Key Employee, his or her present and potential contributions to the success of the Detroit Diesel Group, the value of his or her services to the Detroit Diesel Group, and such other factors deemed relevant by the Committee.

     4.3 Shares Available Under the Plan. The Detroit Diesel Stock to be offered under the Plan pursuant to Awards may be authorized but unissued shares or reacquired shares, and the Company may purchase shares required for this purpose, from time to time, if it deems such purchase to be advisable. No more than 1,200,000 shares of Detroit Diesel Stock shall be issuable upon exercise of Options, SARs or pursuant to Restricted, Unrestricted or Deferred Stock Awards granted under the Plan; provided, however, that the maximum number of shares of Detroit Diesel Stock with respect to which Options or SARs may be granted to any Key Employee in any calendar year shall not exceed 100,000. However, both limits in the preceding sentence shall be subject to adjustment under Section 9.2.

     Any shares of Detroit Diesel Stock subject to an Option which for any reason is canceled (excluding shares subject to an Option canceled upon the exercise of a related SAR) or terminated without having been exercised or any shares of Restricted Stock which are forfeited, shall again be available for Awards under the Plan; provided, however, that (i) if an Option or SAR is canceled, the shares of Detroit Diesel Stock covered by the canceled Option or SAR shall be counted against the maximum number of shares for which Options and SARs may be granted or awarded to any Key Employee, and (ii) if the Option Price (or base amount on which an SAR is calculated) is reduced after the date of grant (or award), the transaction shall be treated as a cancellation of an Option (or SAR) and the grant of a new Option (or the award of a new SAR) for purposes of counting the maximum number of shares for which Options and SARs may be granted to any Key Employee. Shares subject to an Option canceled upon the exercise of an SAR shall not again be available for Awards under the Plan.


                                    ARTICLE V
                   STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

     5.1 Award of Stock Options. The Committee may, from time to time, subject to Section 3.2(b) and other provisions of the Plan and such terms and conditions as the Committee may prescribe, award Incentive Stock Options and Nonqualified Stock Options to any Key Employee. Awards of Incentive Stock Options and Nonqualified Stock Options shall be separate and not in tandem. No Incentive Stock Option shall be granted under the Plan on or after the tenth anniversary of the Effective Date of the Plan.

     5.2 Period of Option.
      (a) Unless otherwise provided in the related Stock Option Agreement, an Option granted under the Plan shall be exercisable only after twelve months have elapsed from the date of grant. After the twelve-month waiting period (or such other period specified in the Stock Option Agreement), the Option may be exercised at any time during the term of the Option, in whole or in installments, as specified in the related Stock Option Agreement, upon fulfillment of such other conditions (if any) as the Committee may specify in the related Stock Option Agreement. Subject to Section 5.6, the duration of each Option shall not be more than ten years from the date of grant.

     (b) Except as provided in Section 5.6, an Option may not be exercised by a Key Employee unless such Key Employee is then, and continually after the Option has been granted, has been an employee of the Detroit Diesel Group.

     5.3 Stock Option Agreement. Each Option shall be evidenced by a Stock Option Agreement, in such form and containing such provisions not inconsistent with the provisions of the Plan as the Committee from time to time shall approve.

     5.4 Option Price, Exercise and Payment. The Option Price of Detroit Diesel Stock under each Option shall be determined by the Committee but shall be a price not less than the greater of (i) 100 percent of the Fair Market Value of Detroit Diesel Stock or (ii) the par value thereof, at the date such Option is granted, as determined by the Committee.

     Options may be exercised from time to time by giving written notice to the Treasurer of the Company, specifying the number of shares to be purchased. No Option may be exercised for less than 50 shares unless the issue of a lesser number is enough to exhaust the Option. The notice of exercise shall be accompanied by payment in full of the Option Price in cash or its equivalent, provided, however, that if the Committee, in its discretion, so provides in the related Stock Option Agreement, the Option Price may be paid in whole or in part (i) through the transfer to the Company of shares of Detroit Diesel Stock previously acquired by the Key Employee, provided that if such shares of Detroit Diesel Stock were acquired through the exercise of an Incentive Stock Option and are used to pay the Option Price of an Incentive Stock Option, such shares have been held by the Key Employee for a period of not less than the holding period described in section 422(a)(1) of the Code on the date of exercise, or if such shares of Detroit Diesel Stock were acquired through exercise of a Nonqualified Stock Option or of an option under a similar plan or through exercise of an Incentive Stock Option and are used to pay the Option Price of a Nonqualified Stock Option, such shares have been held by the Key Employee for a period of more than one year on the date of exercise, (ii) through the transfer to the Company of shares of Detroit Diesel Stock newly acquired by the Key Employee upon exercise of such Option (which shall constitute a disqualifying disposition in the case of an Option which is an Incentive Stock Option), (iii) through the transfer to the Company of any combination of cash or its equivalent, previously acquired shares of Detroit Diesel Stock or newly acquired shares of Detroit Diesel Stock, or (iv) by delivering a properly executed notice of exercise of the Option to the Company and a broker, with irrevocable instructions to the broker promptly to deliver to the Company the amount of sale or loan proceeds necessary to pay the exercise price of the Option. In no event, however, may Restricted Stock be transferred as payment of the Option Price. In the event such Option Price is paid in whole or in part, with shares of Detroit Diesel Stock, the portion of the Option Price so paid shall be equal to the value, as of the date of exercise of the Option, of such shares. The value of such shares shall be equal to the number of such shares multiplied by the Fair Market Value of such shares on the date of exercise (or the immediately preceding trading day if the date of exercise is not a trading day). The Company shall not issue or transfer Detroit Diesel Stock upon exercise of an Option until the Option Price is fully paid, except that, in the case of an exercise arrangement approved by the Committee and described in (iv) above, payment may be made as soon as practicable after the exercise. If the related Stock Option Agreement so provides, the Key Employee may satisfy any amount required to be withheld by the Company under applicable federal tax laws in effect from time to time, by electing to have the Company withhold a portion of the shares of Detroit Diesel Stock to be delivered for the payment of such taxes on such terms and conditions as the Stock Option Agreement specifies.

     5.5 Limitations on Incentive Stock Options.
     (a) The aggregate Fair Market Value (determined as of the date the Incentive Stock Option is granted) of the Detroit Diesel Stock with respect to which Incentive Stock Options are exercisable for the first time by a Key Employee during any calendar year (under this Plan and any other plan of the Detroit Diesel Group) shall not exceed one hundred thousand dollars ($100,000). If an Option intended as an Incentive Stock Option is granted to a Key Employee and the Option may not be treated in whole or in part as an Incentive Stock Option pursuant to the $100,000 limitation, the Option shall be treated as an Incentive Stock Option to the extent it may be so treated under the limitation and as a Nonqualified Stock Option as to the remainder. For purposes of determining whether an Incentive Stock Option would cause the limitation to be exceeded, Incentive Stock Options shall be taken into account in the order granted.

     (b) If the Key Employee owns more than ten percent (10%) of the total combined voting power of all shares of stock of the Company or of a Subsidiary at the time an Incentive Stock Option is granted to him or her, the Option price for the Incentive Stock Option shall be not less than the greater of (i) one hundred ten percent (110%) of the Fair Market Value of the optioned shares of Detroit Diesel Stock on the date the Incentive Stock Option is granted, or (ii) the par value thereof, and such Incentive Stock Option, by its terms, shall not be exercisable after the expiration of five (5) years from the date the Incentive Stock Option is granted.

     (c) The conditions set forth in this Section 5.5 shall not apply to Nonqualified Stock Options.

     5.6 Termination of Employment.
     (a) If the employment of a Key Employee with the Detroit Diesel Group is terminated for reasons other than (i) death, (ii) discharge for "Cause," as defined in Section 10.2, or (iii) retirement, the Key Employee may exercise an Option at any time within three months after such termination, to the extent of the number of shares covered by such Option which were purchasable at the date of such termination; provided, however, that an Option shall be so exercisable only until the earlier of the expiration of such three-month period or the expiration date of such Option.

     (b) If the employment of a Key Employee with the Detroit Diesel Group is terminated for Cause, any Options of such Key Employee shall expire and any rights thereunder shall terminate immediately. Any Option of a Key Employee who retires may be exercised at any time within one year of such retirement (within three months of such retirement if the Option is an Incentive Stock Option), to the extent that the number of shares covered by such Option were purchasable at the date of such retirement, except that an Option shall not be exercisable on any date beyond the expiration date of such Option.

     (c) Should a Key Employee die either while in the employ of the Detroit Diesel Group or after termination of such employment but prior to the expiration of the applicable period under Section 5.6(a) or (b), the Option rights of such deceased Key Employee may be exercised by his or her Personal Representative at any time within one year after the Key Employee's death to the extent of the number of shares covered by such Option which were purchasable at the date of such death, except that an Option shall not be so exercisable on any date beyond the expiration date of such Option.

     5.7 Shareholder Rights and Privileges. A Key Employee shall have no rights as a shareholder with respect to any shares of Detroit Diesel Stock covered by an Option until the issuance of a stock certificate to the Key Employee representing such shares.

     5.8 Award of SARs.
     (a) At any time prior to six months before an Option's expiration date, the Committee may award to the Key Employee an SAR related to the Option.

     (b) The SAR shall represent the right to receive payment of an amount not greater than the spread, if any, by which the Fair Market Value of Detroit Diesel Stock on the trading day immediately preceding the date of exercise of the SAR exceeds the greater of (i) the Option Price, or (ii) 100 percent of the Fair Market Value of Detroit Diesel Stock on the date such SAR is awarded (in the event such SAR is awarded on a date other than the date the Option is granted).

     (c) SARs awarded under the Plan shall be evidenced by either the Stock Option Agreement or a separate agreement between the Company and the Key Employee.

     (d) An SAR shall be exercisable only at the same time and to the same extent and subject to the same conditions as the Option related thereto is exercisable, except that the Committee may prescribe additional conditions and limitations on the exercise of any SAR. An SAR shall be transferable only when the related Option is transferable, and under the same conditions. The exercise of an SAR shall cancel the related Option. SARs may be exercised only when the value of a share of Detroit Diesel Stock subject to the related Option exceeds the Option Price. Such value shall be determined in the manner specified in
Section 5.8(b).

     (e) An SAR shall be exercisable only by written notice to the Treasurer of the Company and only to the extent that the related Option is exercisable. However, an SAR shall in no event be exercisable during the first six months of its term, except in the event of death or disability of the Key Employee prior to the expiration of such six-month period.

     (f) All SARs shall automatically be exercised on the last trading day prior to the expiration of the related Option, so long as the value of a share of Detroit Diesel Stock exceeds the Option Price, unless prior to such day the holder instructs the Treasurer otherwise in writing. Such value shall be determined in the manner specified in Section 5.8(b).

     (g) Payment of the amount to which a Key Employee is entitled upon the exercise of an SAR shall be made in cash, Detroit Diesel Stock, or partly in cash and partly in Detroit Diesel Stock. The shares shall be valued in the manner specified in Section 5.8(b).

     (h) Each SAR shall expire on a date determined by the Committee at the time of Award, or, if earlier, upon the termination of the related Option.


                                   ARTICLE VI
                                RESTRICTED STOCK

     6.1 Award of Restricted Stock.
(a) The Committee may make a Restricted Stock Award to any Key Employee, subject to this Article VI and to such other terms and conditions as the Committee may prescribe.

     (b) Each certificate for Restricted Stock shall be registered in the name of the Key Employee and deposited by him or her, together with a stock power endorsed in blank, with the Company.

     6.2 Restriction Period. At the time of making a Restricted Stock Award, the Committee shall establish the Restriction Period applicable to such Award. The Committee may establish different Restriction Periods from time to time and each Restricted Stock Award may have a different Restriction Period, in the discretion of the Committee. Restriction Periods, when established for each Restricted Stock Award, shall not be changed except as permitted by Section 6.3.

     6.3 Other Terms and Conditions. Detroit Diesel Stock, when awarded pursuant to a Restricted Stock Award, shall be represented by a stock certificate registered in the name of the Key Employee who receives the Restricted Stock Award. Such certificate shall be deposited with the Company as provided in
Section 6.1(b). The Key Employee shall be entitled to receive dividends during the Restriction Period and shall have the right to vote such Detroit Diesel Stock and all other shareholder's rights, with the exception that (i) the Key Employee will not be entitled to delivery of the stock certificate during the Restriction Period,
(ii) the Company will retain custody of the Detroit Diesel Stock during the Restriction Period, (iii) a breach of a restriction or a breach of the terms and conditions established by the Committee pursuant to the Restricted Stock Award will cause a forfeiture of the Restricted Stock Award. The Committee may, in addition, prescribe additional restrictions, terms, or conditions upon or to the Restricted Stock Award.

     6.4 Restricted Stock Award Agreement. Each Restricted Stock Award shall be evidenced by a Restricted Stock Award Agreement in such form and containing such terms and conditions not inconsistent with the provisions of the Plan as the Committee from time to time shall approve. If the Restricted Stock Award Agreement so provides, the Key Employee may satisfy any amounts required to be withheld by the Company under applicable federal tax laws in effect from time to time, by electing to have the Company withhold a portion of the Restricted Stock Award to be delivered for the payment of such taxes on such terms and conditions as the Restricted Stock Award Agreement specifies.

     6.5 Termination of Employment. The Committee may, in its sole discretion, establish rules pertaining to the Restricted Stock Award in the event of termination of employment (by retirement, disability, death, or otherwise) of a Key Employee prior to the expiration of the Restriction Period.

     6.6 Payment for Restricted Stock. Restricted Stock Awards may be made by the Committee under which the Key Employee shall not be required to make any payment for the Detroit Diesel Stock or, in the alternative, under which the Key Employee, as a condition to the Restricted Stock Award, shall pay all (or any lesser amount than all) of the Fair Market Value of the Detroit Diesel Stock, determined as of the date the Restricted Stock Award is made. If the latter, such purchase price shall be paid in cash as provided in the Restricted Stock Award Agreement.


                                   ARTICLE VII
                   UNRESTRICTED STOCK AWARDS FOR KEY EMPLOYEES

     7.1 Awards of Unrestricted Stock. The Committee may make awards of unrestricted Detroit Diesel Stock to Key Employees in recognition of outstanding achievements or as a supplemental award for Key Employees who receive Restricted Stock Awards when Company performance exceeds the established financial goals.

     7.2 Registration. Each certificate for unrestricted Detroit Diesel Stock shall be registered in the name of the Key Employee and immediately be delivered to him or her.


                                  ARTICLE VIII
                              DEFERRED STOCK AWARDS

     8.1 Deferred Stock Awards.
(a) The Committee may make a Deferred Stock Award to any Key Employee, which shall give the Key Employee the right to receive a specified number of shares of Detroit Diesel Stock upon his termination of employment, subject to this Article VIII and to such other terms and conditions as the Committee may prescribe.

     (b) Ninety days after the termination of the Key Employee's employment with the Company, the Company shall deliver to the Key Employee the shares of Detroit Diesel Stock specified in the Deferred Stock Award.

     8.2 Cash Payments. From the date of the Deferred Stock Award until the date Detroit Diesel Stock is distributed to the Key Employee pursuant to Section 8.1(b), the Company shall pay to the Key Employee in cash the amount of any dividends to which the Key Employee would be entitled if the Key Employee owned such Detroit Diesel Stock. Such payments shall be made at the same time as dividends are paid by the Company.

     8.3 Deferred Stock Award Agreement. Each Deferred Stock Award shall be evidenced by a Deferred Stock Award Agreement in such form and containing such terms and conditions not inconsistent with the provisions of the Plan as the Committee from time to time shall approve. If the Deferred Stock Award so provides, the Key Employee may satisfy any amounts required to be withheld by the Company upon delivery of Detroit Diesel Stock under applicable federal tax laws in effect from time to time by electing to have the Company withhold a portion of the Restricted Stock Award to be delivered for the payment of such taxes on such terms and conditions as the Deferred Stock Award Agreement specifies.

     8.4 Obligation Unfunded. The Company's obligation to deliver Common Shares and cash to the Key Employee pursuant to this Article VIII shall be unfunded. All such amounts shall be paid from the Company's general assets, and the Key Employee shall have only the rights of a general, unsecured creditor against the Company for any distributions due under this Article VIII.


                                   ARTICLE IX
                            MISCELLANEOUS PROVISIONS

     9.1 Transferability. No Incentive Stock Option, share of Restricted Stock or Deferred Stock Award under the Plan shall be transferable by the Key Employee otherwise than by will or, if the Key Employee dies intestate, by the laws of descent and distribution. All Incentive Stock Options, shares of Restricted Stock and Deferred Stock Awards shall be exercisable or received during the Key Employee's lifetime only by such Key Employee or his or her Personal Representative. Except as provided in the Option Agreement, such limits on transfer and exercise shall also apply to Nonqualified Stock Options and SARs. Any transfer contrary to this Section 9.1 shall nullify the Option, SAR, share of Restricted Stock, or Deferred Stock Award.

     If the Key Employee is married at the time of exercise and if the Key Employee so requests at the time of exercise, the certificate or certificates shall be registered in the name of the Key Employee and the Key Employee's spouse, jointly, with right of survivorship.

     9.2 Adjustments Upon Changes in Stock.
      (a) The number of shares of Detroit Diesel Stock which may be issued under the Plan and the maximum number of shares with respect to which Options or SARs may be granted or awarded during a specified period to any Key Employee under the Plan, as stated in Section 4.3 hereof, and the number of shares issuable upon exercise of outstanding Options under the Plan (as well as the Option Price per share under such outstanding Options) or upon termination of employment under a

Deferred Stock Award, shall be adjusted, as may be deemed appropriate by the Committee, to reflect any stock dividend, stock split, share combination, or similar change in the capitalization of the Company; provided, however, that no such adjustment shall be made to an outstanding Incentive Stock Option if such adjustment would constitute a modification under Section 424(h) of the Code, unless the Optionee consents to such adjustment.

     (b) In the event of a corporate transaction (such as, for example, a merger, consolidation, acquisition of property or stock, separation, reorganization, or liquidation), each outstanding Option shall be assumed by the surviving or successor corporation; provided, however, that, in the event of a proposed corporate transaction, the Committee may terminate all or a portion of the outstanding Options if it determines that such termination is in the best interests of the Company. If the Committee decides to terminate outstanding Options, the Committee shall give each Key Employee holding an Option to be terminated not less seven (7) days' notice prior to any such termination by reason of such a corporate transaction, and any such Option which is to be so terminated may be exercised (if and only to the extent that it is then exercisable) up to, and including the date immediately preceding such termination. Further, as provided in Section 3.2(c) hereof the Committee, in its discretion, may accelerate, in whole or in part, the date on which any or all Options become exercisable.

     (c) The Committee also may, in its discretion, change the terms of any outstanding Option to reflect any such corporate transaction, provided that, in the case of Incentive Stock Options, such change is excluded from the definition of a "modification" under section 424(h) of the Code, unless the Optionee consents to the change.

     9.3 Amendment, Suspension, and Termination of Plan.
      (a) The Board may suspend or terminate the Plan or any portion thereof at any time, and may amend the Plan from time to time in such respects as the Board may deem advisable in order that any Awards thereunder shall conform to any change in applicable laws or regulations or in any other respect the Board may deem to be in the best interests of the Company; provided, however, that no such amendment shall, without approval of the holders of at least a majority of the votes cast at a duly held shareholders' meeting at which a quorum representing a majority of the outstanding shares of the Company is, either in person or by proxy, present and voting on the action, (i) except as provided in Section 9.2, increase the number of shares of Detroit Diesel Stock with respect to which ISOs may be issued under the Plan, (ii) modify the requirements as to eligibility for participation in the Plan with respect to ISOs, (iii) with respect to Options or SARs, modify the material terms of the "performance goal" within the meaning of Treasury Regulation sec.1.162-27(e)(4)(vi) or any successor thereto (to the extent compliance with section 162(m) of the Code is desired), or (iv) extend the date under Section 5.1 as to which Incentive Stock Options may no longer be granted under the Plan. No such amendment, suspension, or termination shall alter or impair any outstanding Options, SARs, shares of Restricted or Unrestricted Stock, or Deferred Stock Awards, without the consent of the Key Employee affected thereby.

     (b) With the consent of the Key Employee affected thereby, the Committee may amend or modify any outstanding Options, SARs, Restricted Stock Awards, or Deferred Stock Awards, in any manner to the extent that the Committee would have had the authority under the Plan initially to award such Options, SARs, Restricted Stock Awards, or Deferred Stock Awards as so modified or amended, including without limitation, to change the date or dates as of which such Options or SARs may be exercised, or to remove the restrictions on shares of Restricted Stock.

     (c) No Award shall be made pursuant to the Plan after the Plan is terminated, but Awards made prior to the termination date may extend beyond that date.

     9.4 Nonuniform Determinations. The Committee's determinations under the Plan, including without limitation, (i) the determination of the Key Employees to receive Awards, (ii) the form, amount, and timing of such Awards, (iii) the terms and provisions of such Awards and (iv) the agreements evidencing the same, need not be uniform and may be made by it selectively among Key Employees who receive, or who are eligible to receive, Awards under the Plan, whether or not such Key Employees are similarly situated.

     9.5 General Restriction. Each Award under the Plan shall be subject to the condition that, if at any time the Committee shall determine that (i) the listing, registration, or qualification of the shares of Detroit Diesel Stock subject or related thereto upon any securities exchange or under any state or federal law, (ii) the consent or approval of any government or regulatory body, or (iii) an agreement by the Key Employee with respect thereto, is necessary or desirable, then such Award shall not become exercisable in whole or in part unless such listing, registration, qualification, consent, approval, or agreement shall have been effected or obtained free of any conditions not acceptable to the Committee. Without limiting the generality of the foregoing, each Key Employee or his legal representative or beneficiary may also be required to give satisfactory assurance that shares purchased upon exercise of an Option are being purchased for investment and not with a view to distribution, and certificates representing such shares may be legended accordingly.

     9.6 No Right To Employment. Neither the action of the Company in establishing the Plan, nor any action taken by it or by the Board or the Committee under the Plan, nor any provision of the Plan, shall be construed as giving to any person the right to be retained in the employ of the Company or any Subsidiary.

     9.7 Governing Law. With respect to any Incentive Stock Options granted pursuant to the Plan and the Stock Option Agreements thereunder, the Plan, such Stock Option Agreements and any Incentive Stock Options granted pursuant thereto shall be governed by the applicable Code provisions to the. maximum extent possible. Otherwise, the laws of the State of Delaware shall govern the operation of, and the rights of Key Employees under, the Plan, the Stock Option Agreements and any Options granted thereunder.

     9.8 Application of Funds. The proceeds received by the Company from the sale of Detroit Diesel Stock pursuant to Options granted under the Plan shall be used for general corporate purposes. Any cash received in payment for shares upon exercise of an Option to purchase Detroit Diesel Stock shall be added to the general funds of the Company and shall be used for its corporate purposes. Any Detroit Diesel Stock received in payment for shares upon exercise of an Option to purchase Detroit Diesel Stock shall become treasury stock.

                                    ARTICLE X
                        CHANGE IN CONTROL OF THE COMPANY

     10.1 Contrary Provisions. Notwithstanding anything contained in the Plan to the contrary, the provisions of this Article X shall govern and supersede any inconsistent terms or provisions of the Plan.

     10.2 Definitions. For purposes of the Plan, the following words and phrases shall have the meanings set forth below.
     (a) Change in Control. "Change in Control" shall mean any of the following events:

        (i) The acquisition in one or more transactions by any "Person" (as the term person is used for purposes of Section 13(d) or 14(d) of the Securities Exchange Act of 1934, as amended (the "1934 Act")) of "Beneficial Ownership" (within the meaning of Rule 13d-3 promulgated under the 1934 Act) of twenty-five percent (25%) or more of the combined voting power of the Company's then outstanding voting securities (the "Voting Securities"), provided, however, that for purposes of this Section l0.2(a)(i), the Voting Securities acquired directly from the Company by any Person shall be excluded from the determination of such Person's Beneficial Ownership of Voting Securities (but such Voting Securities shall be included in the calculation of the total number of Voting Securities then outstanding); or

        (ii) The individuals who, as of the Effective Date, are members of the Board (the "Incumbent Board"), cease for any reason to constitute at least two-thirds of the Board; provided, however, that if the election, or nomination for election by the Company's shareholders, of any new director was approved by a vote of at least two-thirds of the Incumbent Board, such new director shall, for purposes of the Plan, be considered as a member of the Incumbent Board; or

        (iii) Approval by shareholders of the Company of (1) a merger or consolidation involving the Company if the shareholders of the Company, immediately before such merger or consolidation, do not own, directly or indirectly immediately following such merger or consolidation, more than eighty percent (80%) of the combined voting power of the outstanding voting securities of the corporation resulting from such merger or consolidation in substantially the same proportion as their ownership of the Voting Securities immediately before such merger or consolidation or
        (2) a complete liquidation or dissolution of the Company or an agreement for the sale or other disposition of all or substantially all of the assets of the Company; or

        (iv) Acceptance of shareholders of the Company of shares in a share exchange if the shareholders of the Company, immediately before such share exchange, do not own, directly or indirectly immediately following such share exchange, more than eighty percent (80%) of the combined voting power of the outstanding voting securities of the corporation resulting from such share exchange in substantially the same proportion as their ownership of the Voting Securities outstanding immediately before such share exchange.

Notwithstanding the foregoing, a Change in Control shall not be deemed to occur solely because twenty-five percent (25%) or more of the then outstanding Voting Securities is acquired by (1) a trustee or other fiduciary holding securities under one or more employee benefit plans maintained by the Company or any of its subsidiaries or (2) any corporation which, immediately prior to such acquisition, is owned directly or indirectly by the shareholders of the Company in the same proportion as their ownership of stock in the Company immediately prior to such acquisition.

Moreover, notwithstanding the foregoing, a Change in Control shall not be deemed to occur solely because any Person (the "Subject Person") acquired Beneficial Ownership of more than the permitted amount of the Outstanding Voting Securities as a result of the acquisition of Voting Securities by the Company which, by reducing the number of Voting Securities outstanding, increases the proportional number of shares Beneficially Owned by the Subject Person, provided that if a Change in Control would occur (but for the operation of this sentence) as a result of the acquisition of Voting Securities by the Company, and after such share acquisition by the Company, the Subject Person becomes the Beneficial Owner of any additional Voting Securities which increases the percentage of the then outstanding Voting Securities Beneficially Owned by the Subject Person, then a Change in Control shall occur.

     (b) "Cause." "Cause" shall mean the termination of a Key Employee's employment by reason of his or her (i) conviction of a felony or (ii) engaging in conduct which constitutes willful gross misconduct which is demonstrably and materially injurious to the Company, monetarily or otherwise. No act, nor failure to act, on the Employee's part, shall be considered "willful" unless he or she has acted, or failed to act, with an absence of good faith and without a reasonable belief that his or her action or failure to act was in the best interest of the Company.

     (c) "Adjusted Fair Market Value." "Adjusted Fair Market Value" shall mean, in the event of a Change in Control, the greater of (a) the highest price per share of Detroit Diesel Stock paid to holders of the shares of Detroit Diesel Stock in any transaction (or series of transactions) constituting or resulting in a Change in Control or (b) the highest Fair Market Value of a share of Detroit Diesel Stock during the ninety (90) day period ending on the date of a Change in Control.

     10.3 Effect of Change in Control.
      (a) Upon a Change in Control, (i) all Options and SARs outstanding on the date of such Change in Control shall become immediately and fully exercisable and (ii) any Key Employee who may be subject to liability under Section 16(b) of Securities Exchange Act of 1934, as amended, will be permitted to surrender for cancellation for a period of sixty (60) days commencing after the later of such Change in Control or the expiration of six months from the date of grant, any Option or SAR (or portion of an Option or SAR), to the extent not yet exercised and the Key Employee will be entitled to receive a cash payment in an amount equal to the excess, if any, in respect of each Option or SAR surrendered,
(1)(I) except as described in clause (II) below, the greater of (x) the Fair Market Value, on the date preceding the date of surrender of the shares subject to the Option or SAR (or portion thereof) surrendered or (y) the Adjusted Fair Market Value of the Shares subject to the Option or SAR (or portion thereof) surrendered or (II) in the case of an Incentive Stock Option or an SAR issued in connection with an Incentive Stock Option, the Fair Market Value, on the date preceding the date of surrender, of the Shares subject to the Option or SAR (or portion thereof) surrendered, over (2) the aggregate purchase price for such Shares under the Option or SAR.

     (b) Upon a Change in Control, all restrictions upon any shares of Restricted Stock shall lapse immediately and all such shares shall become fully vested in the Key Employee and shall promptly be delivered to the Key Employee.

     10.4 Amendment or Termination. This Article X shall not be amended or terminated at any time if any such amendment or termination would adversely affect the rights of any Key Employee under the Plan, unless a majority of the Key Employees affected by the amendment or termination consent thereto.

     IN WITNESS WHEREOF, DETROIT DIESEL CORPORATION has caused these presents to be duly executed this 29(th) day of October, 1998.

                                          DETROIT DIESEL CORPORATION

                                          By: /s/ CHARLES G. MCCLURE
                                            ------------------------------------
                                                     Charles G. McClure
                                                       Its: President
Attest:
/s/ MARY LOU PERNICANO
--------------------------------------
Mary Lou Pernicano
Secretary

                                 Exhibit Index
                                 -------------


Exhibit No.              Description
-----------              -----------

    27                   Financial Data Schedule