Form 10-Q
period 1999-06-30
DETROIT DIESEL CORP
filed 1999-08-04
CIK 910058

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999.

      Or

( )	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File No. 1-12394

DETROIT DIESEL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	38-2772023
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

13400 Outer Drive West, Detroit, Michigan 48239-4001

(Address of principal executive offices, including zip code)

313-592-5000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Common Stock $0.01 Par Value	24,706,191 Shares
Class	Outstanding at July 30, 1999

      This report contains 17 pages. The exhibit index is on page 16.

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
Commission File No. 1-12394
DETROIT DIESEL CORPORATION (Exact name of registrant as specified in its charter)

PART I -- FINANCIAL INFORMATION

Page No.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

Consolidated Statements of Income for the Three and Six months ended June 30, 1999 and 1998	3

Consolidated Balance Sheets at June 30, 1999 and December 31, 1998	4

Consolidated Statements of Cash Flows for the Six months ended June 30, 1999 and 1998	5

Notes to Unaudited Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	14

SIGNATURE	15

EXHIBIT INDEX	16

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

DETROIT DIESEL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	1999	1998	1999	1998

Net revenues	$585.2	$556.3	$1,176.7	$1,145.1

Cost of sales	445.1	425.3	897.4	879.7

Gross profit	140.1	131.0	279.3	265.4

Expenses:

Selling and administrative	90.0	88.0	182.4	179.2

Research and development	27.7	23.7	52.3	48.2

Interest	2.1	2.7	4.4	6.0

Total	119.8	114.4	239.1	233.4

Income before income taxes	20.3	16.6	40.2	32.0

Provision for income taxes	7.5	6.1	14.9	11.8

Minority interests	—	0.1	—	0.1

Net income	$12.8	$10.4	$25.3	$20.1

Basic net income per share	$.52	$.42	$1.03	$.81

Diluted net income per share	$.52	$.42	$1.02	$.81

See accompanying Notes to Unaudited Consolidated Financial Statements.

DETROIT DIESEL CORPORATION

CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	June 30,	December 31,
	1999	1998

	(Unaudited)

ASSETS

Current Assets:

Cash	$4.1	$3.2

Accounts and notes receivable, net	360.0	313.3

Inventories	342.3	344.2

Prepaid expenses, deferred charges and other current assets	14.8	14.9

Deferred tax assets	64.5	61.8

Total Current Assets	785.7	737.4

Property, Plant and Equipment:

Land and buildings	83.0	85.2

Machinery, equipment and tooling	422.1	415.8

Total Property, Plant and Equipment	505.1	501.0

Less: accumulated depreciation	(209.0)	(191.6)

Net Property, Plant and Equipment	296.1	309.4

Deferred Tax Assets	13.6	15.1

Intangible Assets, net	133.5	144.7

Other Assets	45.2	34.1

Total Assets	$1,274.1	$1,240.7

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Notes payable	$30.7	$38.3

Accounts payable	305.7	278.2

Accrued expenses	239.1	210.3

Current portion of long-term debt and capital leases	3.2	4.1

Total Current Liabilities	578.7	530.9

Long-Term Debt and Capital Leases	44.6	62.6

Other Liabilities	232.3	240.5

Deferred Tax Liabilities	25.6	28.9

Deferred Income	5.2	5.5

Commitments and Contingencies (Note 5)

Stockholders’ Equity:
Preferred Stock, par value $.01 per share: authorized

10 million shares; no shares issued	—	—
Common Stock, par value $.01 per share: authorized

40 million shares; 24.7 million shares issued and outstanding	.2	.2

Additional paid-in capital	224.2	224.2

Retained earnings	185.9	166.8

Accumulated Other Comprehensive Income:

Additional minimum pension adjustment	(9.7)	(9.7)

Currency translation adjustment	(12.9)	(9.2)

Total Stockholders’ Equity	387.7	372.3

Total Liabilities and Stockholders’ Equity	$1,274.1	$1,240.7

See accompanying Notes to Unaudited Consolidated Financial Statements.

DETROIT DIESEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six months ended
	June 30,

	1999	1998

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$25.3	$20.1

Adjustments to reconcile net income to net cash Provided by operating activities:

Depreciation and amortization	26.4	23.4

Changes in assets and liabilities which provided (used) cash:

Accounts and notes receivable	(55.4)	(24.7)

Inventories	(4.6)	(14.7)

Prepaid expenses, deferred charges and other current assets	(0.8)	(1.4)

Deferred taxes	(2.4)	(.6)

Accounts payable	39.5	14.1

Accrued expenses and other liabilities	22.8	36.2

Intangible and other assets	(2.2)	(7.0)

Net Cash Provided By Operating Activities	48.6	45.4

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of property, plant and equipment	(23.4)	(20.1)

Proceeds from sale of property, plant and equipment	1.8	1.5

Acquisition of subsidiaries, net of dispositions	(9.3)	(13.1)

Net Cash Used In Investing Activities	(30.9)	(31.7)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net (payments on) notes payable	(4.1)	(23.2)

Net proceeds from (payments on) other long-term borrowings	(10.3)	8.5

Payment of dividends	(3.1)

Exercise of stock options	—	.1

Net Cash Used In Financing Activities	(17.5)	(14.6)

Effect of Exchange Rate Changes on Cash	0.7	.2

Net Increase (Decrease) In Cash	0.9	(0.7)

Cash at the Beginning of the Period	3.2	3.2

Cash at the End of the Period	$4.1	$2.5

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:

Interest	$4.2	$6.4

Income taxes	$14.7	$8.6

See accompanying Notes to Unaudited Consolidated Financial Statements.

DETROIT DIESEL CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Financial Statements.

      The accompanying unaudited consolidated financial statements have been prepared by management and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Detroit Diesel Corporation and its majority-owned subsidiaries (“Detroit Diesel” or the “Company”) as of June 30, 1999 and December 31, 1998 and the results of its operations for the three and six-month periods ended June 30, 1999 and 1998 and cash flows for the six-month periods ended June 30, 1999 and 1998.

      The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s 1998 Annual Report to Stockholders. The results of operations for the six-month period ended June 30, 1999 will not necessarily be indicative of the operating results for the full year.

Note 2 — Inventories.

      At June 30, 1999 and December 31, 1998, inventories (principally using the first-in, first-out method) consist of the following:

	June 30,	December 31,
	1999	1998

	(Unaudited)
(In millions)

Productive	$181.3	$187.4

Parts	153.7	150.5

Non-productive	7.3	6.3

Total	$342.3	$344.2

      The components of productive inventory are:

Raw materials	57%	58%

Work in process	24%	23%

Finished product	19%	19%

Note 3 — Intangible Assets.

      Intangible assets include goodwill of $74.7 million and $82.5 million at June 30, 1999 and December 31, 1998, respectively. Accumulated amortization of intangible assets as of June 30, 1999 and December 31, 1998 was $30.5 million and $26.4 million, respectively.

Note 4 — Net Income Per Share.

      Basic net income per share represents net income available to common stockholders divided by the weighted average number of common shares outstanding during the period. For the three and six months ended June 30, 1999, the weighted average number of shares outstanding were 24,705,000 and 24,704,000, respectively. The weighted average number of shares outstanding was 24,702,000 for the three and six months ended June 30, 1998.

      Diluted net income per share represents net income available to common stockholders divided by the weighted average number of common shares outstanding during the period plus the weighted average dilutive effect of the Company’s incentive stock options outstanding during the period calculated using the treasury stock method. The dilutive effect of the Company’s incentive stock options for the three and six months ended June 30, 1999 was 135,000 and 101,000 shares, respectively. The dilutive effect of the Company’s incentive stock options for the three and six months ended June 30, 1998 was 103,000 and 83,000 shares, respectively.

Note 5 — Commitments and Contingencies.

      The Company is contingently liable for letters of credit and guarantees to banks aggregating $49.1 million at June 30, 1999.

Note 6 — Comprehensive Income.

      The reconciliation of net income to comprehensive income for the three and six months ended June 30, are as follows:

	Three months		Six months
	ended		ended
	1999	1998	1999	1998

(In millions)

Net income	$12.8	$10.4	$25.3	$20.1

Currency translation adjustment	(1.1)	(0.6)	(3.7)	(1.5)

Comprehensive income	$11.7	$9.8	$21.6	$18.6

Note 7 — Segment Information.

      Detroit Diesel has one reportable segment, consistent with management’s approach of making internal operating decisions. Detroit Diesel’s operating segments are identified by product. All products produced by the Company are aggregated into one reportable operating segment, since the nature of the products, production processes, manufacturing facilities, distribution methods and the Company’s principal customers are common or similar. There have been no changes in reportable segments of the Company during the period.

Note 8 — Dividend.

      During the second quarter 1999 the Company declared a quarterly dividend of $.125 per share outstanding which was equivalent to $3.1 million. The dividend was paid during July of 1999.

Item 2.	Management’s Discussion and Analysis
of Financial Condition and Results of Operations

Overview

      Detroit Diesel Corporation reported record quarterly net income of $12.8 million and earnings per share of $0.52, an increase of 24% over second quarter 1998 net income of $10.4 million or $0.42 per share. Revenues for the period were $585.2 million compared to $556.3 million during the second quarter 1998. Gross margin was 23.9% in the second quarter 1999, an increase of 0.4 percentage points over the first quarter 1999. The Company also declared its second consecutive quarterly dividend in the amount of $0.125 per share. For the six months ended June 30, 1999, total revenues were $1.2 billion, a 3% increase over the first six months of 1998. Year to date net income increased 26% over the same period last year to a record $25.3 million, or $1.03 per common share.

Results of Operations

      The percentage relationships between net revenues and other elements of the Company’s Consolidated Statements of Income for the comparative reporting periods were:

	Three months ended June 30,		Six months ended June 30,
	1999	1998	1999	1998

Net revenues	100.0%	100.0%	100.0%	100.0%

Cost of sales	76.1%	76.5%	76.3%	76.8%

Gross profit	23.9%	23.5%	23.7%	23.2%

Expenses:

Selling and administrative	15.4%	15.8%	15.5%	15.6%

Research and development	4.7%	4.3%	4.4%	4.2%

Interest	0.4%	0.5%	0.4%	0.5%

Total	20.5%	20.6%	20.3%	20.3%

Income before income taxes	3.4%	2.9%	3.4%	2.9%

Provision for income taxes	1.2%	1.0%	1.2%	1.0%

Minority interests	—	—	—	—

Net income	2.2%	1.9%	2.2%	1.9%

      The Company’s net revenues for each of its markets were:

	Three months ended June 30,		Six months ended June 30,
	1999	1998	1999	1998

(In millions)

On-Highway	$380	$326	$759	$658

Off-Road	159	185	320	379

Automotive	46	45	98	108

Net revenues	$585	$556	$1,177	$1,145

Three and Six Months Ended June 30, 1999 Compared to the Three and Six Months Ended June 30, 1998

      Net Revenues.  Net revenues for the three and six months ended June 30, 1999 were $585.2 and $1,176.7 million compared to $556.3 and $1,145.1 million for the comparable periods in 1998. Total heavy-duty engine shipments for the three and six months ended June 30, 1999 were approximately 24,500 and 50,400 units, respectively, and represent an increase of 10% and 12% over the comparable periods in 1998. The increase was the result of strong demand for the Series 60 engine, as unit volumes increased 19% for the six months ended June 30, 1999 over the same period in 1998.

      Total unit shipments for the three and six months ended June 30, 1999 increased approximately 11% and 4%, respectively, to 42,300 and 84,700. The increase in total unit shipments reflects the continued strength of the North American on-highway heavy-duty truck market and the strong customer demand for the Series 60 engine. The Company is also introducing additional Series 60 products including a high horsepower model as well as a Series 60 marine application, which was introduced earlier this year and is expected to be in full production by the beginning of 2000.

      Net revenues in the on-highway market increased 17% and 15%, respectively, for the three and six months ended June 30, 1999 compared to the same periods in 1998. Strong revenues in this area reflect consistent demand for the Company’s Series 60 engine in on-highway applications and reflect the strength of the North American on-highway heavy-duty truck market which is expected to continue into 2000. Net revenues in the off-road market were $159 million and $320 million, for the three and six months ended June 30, 1999, respectively, compared to revenues of $185 million and $379 million for the three and six months ended June 30, 1998, respectively. The decrease in this market was the result of the planned completion of the majority of the Company’s 2-cycle production under the PowerEvolution program partially offset by increases in 4-cycle offerings to this market. The softness in the market also reflects continued weakness in the mining and energy sectors. Automotive market revenues were essentially flat for the second quarter 1999 compared to the same period in 1998. Year to date revenues in the market were down slightly to $98 million compared to $108 million for the same period in 1998. The year to date decrease reflects the effect of the completion of a major supply contract in early 1998.

      Gross Profit.  Gross profit for the three and six months ended June 30, 1999 was $140.1 million and $279.3 million, respectively, an increase of $9.1 million and $13.9 million, over the same periods in 1998. Gross margin increased to 23.7%, up 0.5 percentage points over the six months ended June 30, 1998. The increase in gross margin is attributed to a favorable sales mix of the Company’s heavy-duty engines as a result of the PowerEvolution program combined with the Company’s cost reduction efforts.

      Selling and Administrative Expenses.  Selling and administrative expenses for the three months ended June 30, 1999 were $90.0 million or 15.4% of net revenues, compared to $88.0 million or 15.8% of net revenues in 1998. The slight increase in selling and administrative expenses relates to the increases in sales volumes for the Company’s heavy-duty engine products offset by the Company’s focus on controlling expenses. Selling and administrative expenses for the six months ended June 30, 1999 were $182.4 million or 15.5% of net revenues compared to $179.2 million or 15.6% of net revenues for the same period in 1998.

      Research and Development Expenses.  Research and development expenses have increased for the three and six months ended June 30, 1999 to $27.7 million and $52.3 million, respectively. Increased spending is the result of several new projects for the off-road and automotive markets as well as on-going work related to emissions development.

      Interest Expense.  Interest expense decreased $0.6 million and $1.6 million, respectively, for the three and six-month periods ending June 30, 1999 compared to the same periods in 1998. The lower level of interest expense in 1999 is attributed to the Company’s lower average debt balances and lower average interest rates versus the same periods in 1998.

      Income Tax Expense.  Income tax expense is reported during interim reporting periods on the basis of the Company’s estimated annual effective tax rate for the taxable jurisdictions in which the Company operates. The Company estimates that its annual effective tax rate for 1999 will be approximately 37%.

      Net Income.  Net income for the three and six months ended June 30, 1999 was $12.8 million and $25.3 million, respectively. This represents an increase of 24% and 26% respectively over the same periods in 1998. Net income for the three and six months ended June 30, 1998 was $10.4 million and $20.1 million, respectively.

Liquidity and Capital Resources

      Historically, the Company’s primary sources of liquidity have been cash provided by operations and bank borrowings under various revolving lines of credit and bank notes, including the Company’s $300 million revolving line of credit, of which approximately $295 million was available as of June 30, 1999. Additionally, the Company’s subsidiary in Italy, VM Motori S.p.A. (“VM”), has $99.0 million in unsecured, short-term lines of credit with several banks, of which approximately $49.4 million was available at June 30, 1999.

      Cash provided by operations for the six months ended June 30, 1999 was approximately $48.6 million. Capital expenditures were $23.4 million for the first six months of 1999 and were used to upgrade existing machinery, equipment and tooling.

      The Company is subject to the risk of changes in foreign currency exchange rates due to its operations located outside of the United States. Changes in foreign currency exchange rates are generally reported as a component of stockholders’ equity. Changes in the value of the Italian Lira, the Singapore Dollar and the Brazilian Real impact the Company’s translation adjustments. Additionally, the Company has recorded liabilities approximating 33.1 million in Deutschmarks (“DM”) as of June 30, 1999. Changes in the value of the DM versus the United States Dollar will affect the Company’s results of operations and financial position.

      The Company expects that it will be able to satisfy on-going cash requirements (including capital expenditures, expenditures for environmental compliance and other projects), for the next twelve months and thereafter, with cash flow from operations, supplemented, if necessary, by borrowings under its $300 million revolving line of credit and its other sources of credit.

Year 2000

State of Readiness

      Detroit Diesel Corporation’s Information Technology department is coordinating the evaluation and resolution of the Company’s Year 2000 issues. Major groups such as operations, engineering, purchasing, financial and human resources have been identified to assume specific responsibility for tracking and resolving Year 2000 issues relating to the Company’s business, including core business systems, user-controlled plant processes, user-controlled research and development processes, suppliers and payroll.

      Detroit Diesel has completed a review of its operations for Year 2000 compliance. As a result of this review, the Company has engaged a third party to work with internal staff to modify affected business information systems so that they are Year 2000 compliant. Modifications to critical business systems were made or solutions acquired in 1998 thus permitting sufficient test time without disruption to the ongoing business. Implementation and testing of Year 2000 remedies for all critical systems were completed on schedule at the end of the second quarter in 1999. Audits have begun and will be conducted throughout the remainder of 1999 in sufficient time to correct any additional Year 2000 issues that may be identified. Costs associated with this testing are not considered to be material.

      The Company has determined that Detroit Diesel engines, together with standard ECM hardware and program software (DDEC and MDEC), are Year 2000 compliant. The Company has determined that its other electronic and software products are Year 2000 compliant, either as designed or with available upgrades. An independent review was conducted on the DDEC programs to verify compliance, either as designed or with available upgrades. No Year 2000 errors were found as a result of the audit.

      The Company is also undertaking a review of companies with whom it transacts business to determine their Year 2000 compliance. Key suppliers and customers are being targeted in this review. As part of this evaluation, the Company has sent out Year 2000 questionnaires and will also visit certain supplier and distributor sites. Preliminary results indicate a range of Year 2000 activity by these companies, a small number of which have been designated for further review. The results of the full evaluation are not yet complete.

Costs to Address the Year 2000 Issue

      The costs associated with Year 2000 compliance primarily consists of personnel expenses for those persons dedicated to the effort and for professional fees paid to third party providers for assistance and audit related activities. It is the Company’s policy to expense these costs as incurred. Additionally, the Company has invested in new and upgraded hardware and software to solve the Year 2000 issues. In these instances, the Company will capitalize allowable costs in accordance with its policies and procedures.

      Costs to complete the Year 2000 project are expected to total approximately $2.5 million. The estimated cost does not include the Company’s potential share of Year 2000 costs that may be incurred by partnerships and joint ventures in which the Company participates but is not the operator. Additionally, the Company has funded, and expects to continue to fund, the costs associated with its Year 2000 activities from its current operations.

Risks Presented by Year 2000 Issues

      Successful execution of the Company’s Year 2000 project results in mission critical internal systems becoming Year 2000 compliant on a timely basis. If, however, Year 2000 issues persist in these systems, then there could be an interruption in, or failure of, the Company’s normal business activities, that could have a material adverse effect on the Company’s operations, liquidity and financial condition.

      The Company’s Year 2000 project will also help to improve the Company’s information on the preparedness of third parties with whom it transacts business. While the information is valuable in helping the Company assess these Year 2000 risks, there can be no assurances that the information received is accurate or complete, that these third parties have fully anticipated their Year 2000 exposure, or that these third parties will become Year 2000 compliant on a timely basis. If Year 2000 issues persist with these third parties, then there could be an interruption in, or failure of, the Company’s normal business activities, that could have a material adverse effect on the Company’s operations, liquidity and financial condition. At this time, there is insufficient information to evaluate the likelihood of such an occurrence.

      In addition, there are Year 2000 issues that will generally affect all businesses, including the Company, such as the Year 2000 compliance of public utility companies and governmental agencies. If such Year 2000 issues occur, then there could be an interruption in, or failure of, the Company’s normal business activities, that could have a material adverse effect on the Company’s operations, liquidity and financial condition. At this time, there is insufficient information to evaluate the likelihood of such an occurrence.

Contingency Plans

      While the Company would generally expect to manage business interruptions relating to Year 2000 issues in a manner similar to other potential interruption issues encountered in the regular course of business, the Company is developing certain additional contingency plans relating specifically to Year 2000 issues. For example, the current contingency plan would allow the Company to operate certain critical functions for a short period of time without the intervention of computers and to establish programs with suppliers to build inventory during the latter part of 1999. The Company is in the process of modifying its contingency plans, as necessary, as it finalizes its Year 2000 project. However, the contingency plans are expected to provide relief only for short periods, after which there could be an interruption in, or failure of, the Company’s normal business activities, that could have a material adverse effect on the Company’s operations, liquidity and financial condition.

Prospective Information

      The Company anticipates continued strong financial performance throughout 1999, based upon current forecasts, primarily generated through a continued emphasis on cost reduction activities and operating performance enhancements, combined with moderate overall revenue growth. Cost reduction and operating performance enhancement programs such as Continuous Customer Value Improvement (“CCVI”) and PowerEvolution are expected to continue to have a positive impact on operating margins and earnings. Currently, the Company is working on several new automotive diesel engine applications for passenger car, sport utility vehicle and smaller commercial applications including the 3.0 liter V-6 VECTOR and the 4.0 liter V-6 DELTA. Additionally, shipments of the Series 2000 and Series 4000 engines in off-road markets are expected to increase. The Company will also continue to pursue merger and acquisition targets that have strategic value.

Cautionary Statement for Purposes of “Safe Harbor” Under the Private Securities

Litigation Reform Act of 1995

      This document may include projections, forecasts and other forward-looking statements about the Company, the industry in which it competes and the markets it serves. The achievement of such projections, forecasts and other forward-looking statements is subject to certain risks and uncertainties, fully detailed in the “Cautionary Statement for purposes of ‘Safe Harbor’ under the Private Securities Litigation Reform Act of 1995” in the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, which is on file with the Securities and Exchange Commission. Similarly, any projections, forecasts and other forward-looking statements in this document relating to the Year 2000 issue, including the Company’s remedial plans, are also subject to certain risks and uncertainties as detailed in this document.

PART II — OTHER INFORMATION

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

DETROIT DIESEL CORPORATION

Date: August 4, 1999	By: /s/ R. E. BELTS R. E. Belts

Its: Senior Vice President-Finance and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

      The following constitutes the exhibits to the Quarterly Report on Form 10-Q of the Company for the period ended June 30, 1999:

		Sequential
Exhibit		Page
Number	Exhibit	Number

27	Financial Data Schedule	17