Form 10-Q
period 1999-09-30
DETROIT DIESEL CORP
filed 1999-11-12
CIK 910058

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999.

Or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File No. 1-12394

DETROIT DIESEL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	38-2772023
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Common Stock $0.01 Par Value	24,706,191 Shares
Class	Outstanding at October 22, 1999

This report contains 17 pages. The exhibit index is on page 16.

Page No.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Operations for the Three and Nine months ended September 30, 1999 and 1998	3

Consolidated Balance Sheets at September 30, 1999 and December 31, 1998	4

Consolidated Statements of Cash Flows for the Nine months ended September 30, 1999 and 1998	5

Notes to Unaudited Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	14

SIGNATURE	15

EXHIBIT INDEX	16

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

DETROIT DIESEL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	1999	1998	1999	1998

Net revenues	$588.2	$543.0	$1,764.9	$1,688.1
Cost of sales	448.2	415.5	1,345.6	1,295.2

Gross profit	140.0	127.5	419.3	392.9

Expenses:
Selling and administrative	91.8	86.8	274.2	266.0
Research and development	27.7	22.7	80.0	70.9

Total	119.5	109.5	354.2	336.9

Income before interest, taxes and special charge	20.5	18.0	65.1	56.0
Interest	1.6	2.8	6.0	8.8
Special charge	—	12.5	—	12.5

Income before income taxes	18.9	2.7	59.1	34.7
Provision for income taxes	7.0	5.2	21.9	17.0
Minority interests	—	(0.1)	—	—

Net income (loss)	$11.9	$(2.4)	$37.2	$17.7

Basic net income (loss) per share	$.48	$(.10)	$1.51	$.72

Diluted net income (loss) per share	$.48	$(.10)	$1.50	$.71

See accompanying Notes to Unaudited Consolidated Financial Statements.

DETROIT DIESEL CORPORATION

CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	September 30,	December 31,
	1999	1998

	(Unaudited)

ASSETS

Current Assets:
Cash	$2.6	$3.2
Accounts and notes receivable, net	343.1	313.3
Inventories	350.7	344.2
Prepaid expenses, deferred charges and other current assets	12.7	14.9
Deferred tax assets	70.8	61.8

Total Current Assets	779.9	737.4

Property, Plant and Equipment:
Land and buildings	95.7	85.2
Machinery, equipment and tooling	433.9	415.8

Total Property, Plant and Equipment	529.6	501.0
Less: accumulated depreciation	(219.3)	(191.6)

Net Property, Plant and Equipment	310.3	309.4

Deferred Tax Assets	12.9	15.1

Intangible Assets, net	133.9	144.7

Other Assets	47.0	34.1

Total Assets	$1,284.0	$1,240.7

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Notes payable	$38.0	$38.3
Accounts payable	296.0	278.2
Accrued expenses	254.8	210.3
Current portion of long-term debt and capital leases	3.8	4.1

Total Current Liabilities	592.6	530.9

Long-Term Debt and Capital Leases	39.3	62.6

Other Liabilities	223.7	240.5

Deferred Tax Liabilities	26.3	28.9

Deferred Income	5.1	5.5

Commitments and Contingencies (Note 5)

Stockholders’ Equity:
Preferred Stock, par value $.01 per share: authorized 10 million shares; no shares issued	—	—
Common Stock, par value $.01 per share: authorized 40 million shares; 24.7 million shares issued and outstanding	.2	.2
Additional paid-in capital	224.3	224.2
Retained earnings	194.7	166.8

Accumulated Other Comprehensive Income:
Additional minimum pension adjustment	(9.7)	(9.7)
Currency translation adjustment	(12.5)	(9.2)

Total Stockholders’ Equity	397.0	372.3

Total Liabilities and Stockholders’ Equity	$1,284.0	$1,240.7

See accompanying Notes to Unaudited Consolidated Financial Statements.

DETROIT DIESEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine months ended
	September 30,

	1999	1998

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$37.2	$17.7

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38.8	34.8

Changes in assets and liabilities which provided (used) cash:
Accounts and notes receivable	(37.2)	(4.3)
Inventories	(12.4)	(35.5)
Prepaid expenses, deferred charges and other current assets	1.2	(3.0)
Deferred taxes	(7.5)	(1.2)
Accounts payable	25.2	(5.7)
Accrued expenses and other liabilities	28.6	62.2
Intangible and other assets	(4.2)	(10.9)

Net Cash Provided By Operating Activities	69.7	54.1

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(44.9)	(30.9)
Proceeds from sale of property, plant and equipment	2.1	1.9
Acquisition of subsidiaries, net of dispositions	(9.3)	(13.0)

Net Cash Used In Investing Activities	(52.1)	(42.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (payments on) notes payable	2.5	(8.1)
Net payments on other long-term borrowings	(15.3)	(5.2)
Payment of dividends	(6.2)	—

Net Cash Used In Financing Activities	(19.0)	(13.3)

Effect of Exchange Rate Changes on Cash	0.8	—

Net Decrease In Cash	(0.6)	(1.2)

Cash at the Beginning of the Period	3.2	3.2

Cash at the End of the Period	$2.6	$2.0

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$5.4	$7.9

Income taxes	$21.6	$14.9

See accompanying Notes to Unaudited Consolidated Financial Statements.

DETROIT DIESEL CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Financial Statements.

      The accompanying unaudited consolidated financial statements have been prepared by management and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Detroit Diesel Corporation and its majority-owned subsidiaries (“Detroit Diesel” or the “Company”) as of September 30, 1999 and December 31, 1998 and the results of its operations for the three and nine-month periods ended September 30, 1999 and 1998 and cash flows for the nine-month periods ended September 30, 1999 and 1998.

      The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s 1998 Annual Report to Stockholders. The results of operations for the nine-month period ended September 30, 1999 are not necessarily indicative of the operating results for the full year.

Note 2 — Inventories.

      At September 30, 1999 and December 31, 1998, inventories (principally using the first-in, first-out method) consist of the following:

	September 30,	December 31,
	1999	1998

(In millions)	(Unaudited)

Productive	$182.5	$187.4

Parts	160.8	150.5

Non-productive	7.4	6.3

Total	$350.7	$344.2

      The components of productive inventory are:

Raw materials	57%	58%

Work in process	22%	23%

Finished product	21%	19%

Note 3 — Intangible Assets.

      Intangible assets include goodwill of $75.7 million and $82.5 million at September 30, 1999 and December 31, 1998, respectively. Accumulated amortization of intangible assets as of September 30, 1999 and December 31, 1998 was $32.3 million and $26.4 million, respectively.

Note 4 — Net Income (Loss) Per Share.

      Basic net income (loss) per share represents net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding during the period. For the three and nine-month periods ended September 30, 1999, the weighted average number of shares outstanding were 24,706,200 and 24,704,900, respectively. The weighted average number of shares outstanding were 24,702,200 and 24,702,000 for the three and nine months ended September 30, 1998, respectively.

      Diluted net income per share represents net income available to common stockholders divided by the weighted average number of common shares outstanding during the period plus the weighted average dilutive effect of the Company’s incentive stock options outstanding during the period calculated using the treasury stock method. The dilutive effect of the Company’s incentive stock options for the three and nine months ended September 30, 1999 were 84,600 and 96,300 shares, respectively. The dilutive effect of the Company’s incentive stock options for the nine months ended September 30, 1998 was 62,000.

Note 5 — Commitments and Contingencies.

      The Company is contingently liable for letters of credit and guarantees to banks aggregating $31.7 million at September 30, 1999.

Note 6 — Comprehensive Income.

      The reconciliation of net income (loss) to comprehensive income, is as follows:

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	1999		1999

	1999	1998	1999	1998
(In millions)
Net income (loss)	$11.9	$(2.4)	$37.2	$17.7
Currency translation adjustment	0.5	2.9	(3.3)	1.4

Comprehensive income	$12.4	$0.5	$33.9	$19.1

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

Note 8 — Dividend.

      During the third quarter 1999 the Company declared a quarterly dividend of $0.125 per common share outstanding which was equivalent to $3.1 million. The dividend was paid during October 1999.

Note 9 — Special Charge.

      The Company recorded a special charge of $12.5 million during the third quarter of 1998 related to agreements with the U.S. Environmental Protection Agency and the California Air Resources Board regarding levels of oxides of nitrogen (NOx) emissions from heavy-duty trucks under certain driving conditions. The special charge is being paid in four annual installments, the first of which was paid during July 1999.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Detroit Diesel Corporation reported record third quarter net income of $11.9 million or $0.48 per share, an increase of 18% over third quarter 1998 net income of $10.1 million (before a special charge). Revenues for the quarter were $588.2 million compared to $543.0 million during the third quarter 1998, while gross margin increased 0.3 percentage points to 23.8% compared to the third quarter 1998. Total unit shipments increased 9% over the prior quarter and marked the strongest third quarter for shipments in the company’s history, despite the anticipated reductions in 2-cycle unit shipments in conjunction with the PowerEvolution program.

      The Company also declared its third consecutive quarterly dividend in the amount of $0.125 per share. For the nine months ended September 30, 1999, total revenues were $1.8 billion, a 5% increase over the first nine months of 1998. Year to date net income increased 23% over prior year earnings before special charge to a record $37.2 million, or $1.51 per common share.

Results of Operations

      The percentage relationships between net revenues and other elements of the Company’s Consolidated Statements of Operations for the comparative reporting periods were:

	Three months ended			Nine months ended
	September 30,			September 30,

	1999	1998		1999	1998

Net revenues	100.0%	100.0%		100.0%	100.0%
Cost of sales	76.2%	76.5%		76.2%	76.7%

Gross profit	23.8%	23.5%		23.8%	23.3%

Expenses:
Selling and administrative	15.6%	16.0%		15.6%	15.8%
Research and development	4.7%	4.2%		4.5%	4.2%

Total	20.3%	20.2%		20.1%	20.0%
Income before interest, taxes and special charge	3.5%	3.3%		3.7%	3.3%
Interest	0.3%	0.5%		0.3%	0.5%
Special charge	—%	2.3%		—%	0.8%

Income before income taxes	3.2%	0.5%		3.4%	2.0%
Provision for income taxes	1.2%	0.9%		1.3%	1.0%

Net income (loss)	2.0%	(0.4%	)	2.1%	1.0%

      The Company’s net revenues for each of its markets were:

	Three months ended		Nine months ended
	September 30,		September 30,

	1999	1998	1999	1998
(In millions)
On-Highway	$398	$335	$1,157	$993
Off-Road	148	170	468	549
Automotive	42	38	140	146

Net revenues	$588	$543	$1,765	$1,688

Three and Nine Months Ended September 30, 1999 Compared to the Three and Nine Months Ended September 30, 1998

      Net Revenues. Net revenues for the three and nine months ended September 30, 1999 were $588.2 million and $1,764.9 million compared to $543.0 million and $1,688.1 million for the comparable periods in 1998. Total heavy-duty engine shipments for the three and nine months ended September 30, 1999 were approximately 26,300 and 76,800 units, respectively, and represent an increase of 15% and 13% over the comparable periods in 1998. The increase was the result of strong demand for the Series 60 engine, as unit volumes increased 21% for the nine months ended September 30, 1999 over the same period in 1998.

      Total unit shipments for the three and nine months ended September 30, 1999 increased approximately 9% and 5%, respectively, to 40,100 and 124,800. The increase in total unit shipments reflects the continued strength of the North American on-highway heavy-duty truck market and the strong customer demand for the Series 60 engine.

      Net revenues in the on-highway market increased 19% and 17%, respectively, for the three and nine months ended September 30, 1999 compared to the same periods in 1998. Strong revenues in this area reflect consistent demand for the Series 60 engine in on-highway applications and the Company’s ability to adapt its products to meet changing customer demands. Net revenues in the off-road market were $148 million and $468 million for the three and nine months ended September 30, 1999, respectively, compared to revenues of $170 million and $549 million for the three and nine months ended September 30, 1998, respectively. The decrease in this market is the result of the planned completion of the majority of the Company’s 2-cycle production under the PowerEvolution program offset by increases in 4-cycle offerings to this market, especially in the genset and construction and industrial sectors. Revenues in this market also reflect the weakness in the mining and energy sectors during the early part of 1999, which have shown signs of improvement during the third quarter. Automotive market revenues increased 11% for the three months ended September 30, 1999 compared to the same period in 1998, while declining slightly for the respective nine-month period. Improved shipment levels achieved by certain OEM introductions during the quarter was the main factor contributing to the strong increase quarter over quarter. Year to date revenues were $140 million compared to $146 million in 1998.

      Gross Profit. Gross profit for the three and nine months ended September 30, 1999 was $140.0 million and $419.3 million, respectively, an increase of $12.5 million and $26.4 million, over the same periods in 1998. Gross margin increased to 23.8% for the three and nine months ended September 30, 1999. This represents an increase of 0.3 and 0.5 percentage points, respectively, over the same periods in 1998. The increase in gross margin is attributed to continuing favorable sales mix of the Company’s heavy-duty engines and the effects of cost reduction and operating performance enhancement programs such as PowerEvolution and Continuous Customer Value Improvement (“CCVI”).

      Selling and Administrative Expenses. Selling and administrative expenses for the three months ended September 30, 1999 were $91.8 million or 15.6% of net revenues, compared to $86.8 million or 16.0% of net revenues in 1998. The decrease in selling and administrative expenses relates to the Company’s focus on controlling expenses offset by incremental increases related to higher sales volumes. Selling and administrative expenses for the nine months ended September 30, 1999 were $274.2 million or 15.5% of net revenues compared to $266.0 million or 15.8% of net revenues for the same period in 1998.

      Research and Development Expenses. Research and development expenses have increased for the three and nine months ended September 30, 1999 to $27.7 million and $80.0 million, respectively. The increase in research and development spending is attributed to automotive initiatives aimed at securing future automotive business opportunities, further development of the Series 60 marine product and the development of the next generation of the Series 60 on-highway truck engines.

      Interest Expense. Interest expense decreased $1.2 million and $2.8 million, respectively, for the three and nine months ended September 30, 1999 compared to the same periods in 1998. The lower level of interest expense in 1999 is attributed to the Company’s lower average debt balances and lower average interest rates versus the same periods in 1998.

      Income Tax Expense. Income tax expense is reported during interim reporting periods on the basis of the Company’s estimated annual effective tax rate for the taxable jurisdictions in which the Company operates. The Company estimates that its annual effective tax rate for 1999 will be approximately 37%. The effective tax rate for the three and nine months ended September 30, 1998 was affected by the special charge which was not deductible for tax purposes. Income tax expense for the three and nine months ended September 30, 1999 was $7.0 million and $21.9 million, respectively.

      Net Income. Net income for the three and nine months ended September 30, 1999 was $11.9 million and $37.2 million, respectively. This represents an increase of 18% and 23%, respectively, over pre-charge earnings for the same periods in 1998.

Liquidity and Capital Resources

      Historically, the Company’s primary sources of liquidity have been cash provided by operations and bank borrowings under various revolving lines of credit and bank notes, including the Company’s $300 million revolving line of credit, of which approximately $294.6 million was available as of September 30, 1999. Additionally, the Company’s subsidiary in Italy, VM Motori S.p.A. (“VM”), has $89.2 million in unsecured, short-term lines of credit with several banks, of which approximately $40.3 million was available at September 30, 1999.

      Cash provided by operations for the nine months ended September 30, 1999 was $69.7 million. Capital expenditures were $44.9 million for the first nine months of 1999 and were used to upgrade existing machinery, equipment and tooling.

      The Company is subject to the risk of changes in foreign currency exchange rates due to its operations located outside of the United States. Changes in foreign currency exchange rates are generally reported as a component of stockholders’ equity. Changes in the value of the Italian Lira, the Singapore Dollar and the Brazilian Real impact the Company’s translation adjustments. Additionally, the Company has recorded liabilities approximating 40.1 million in Deutschmarks (“DM”) as of September 30, 1999. Changes in the value of the DM versus the United States Dollar will affect the Company’s results of operations and financial position.

      The Company expects that it will be able to satisfy on-going cash requirements (including capital expenditures, expenditures for environmental compliance and other projects), for the next twelve months and thereafter, with cash flow from operations, supplemented, if necessary, by borrowings under its $300 million revolving line of credit and its other sources of credit.

      In November 1999, the Board of Directors authorized the repurchase of up to ten percent of the Company’s outstanding common stock. Shares may be acquired from time to time over a two-year period either through open market purchases or negotiated transactions based upon market conditions.

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

      Detroit Diesel has completed a review of its operations for Year 2000 compliance. As a result of this review, the Company has engaged a third party to work with internal staff to modify affected business information systems so that they are Year 2000 compliant. Modifications to critical business systems were made or solutions acquired in 1998 thus permitting sufficient test time without disruption to the ongoing business. Implementation and testing of Year 2000 remedies for all critical systems were completed on schedule at the end of the second quarter in 1999. Audits have begun and will be conducted throughout the remainder of 1999 in sufficient time to correct any additional Year 2000 issues that may be identified. Costs associated with the remaining testing are not considered to be material.

      The Company has determined that Detroit Diesel engines, together with standard ECM hardware and program software (DDEC and MDEC), are Year 2000 compliant. The Company has determined that its other electronic and software products are Year 2000 compliant, either as designed or with available upgrades. An independent review was conducted on the DDEC programs to verify compliance. No Year 2000 errors were found as a result of the audit.

      The Company is also undertaking a review of companies with whom it transacts business to determine their Year 2000 compliance. Key suppliers and customers have been targeted in this review. As part of this evaluation, the Company sent out Year 2000 questionnaires and has visited certain supplier and distributor sites. Results indicate a range of Year 2000 activity by these companies, a small number of which have been designated for further review.

Costs to Address the Year 2000 Issue

      The costs associated with Year 2000 compliance primarily consist of personnel expenses for those persons dedicated to the effort and for professional fees paid to third party providers for assistance and audit related activities. It is the Company’s policy to expense these costs as incurred. Additionally, the Company has invested in new and upgraded hardware and software to solve the Year 2000 issues. In these instances, the Company will capitalize allowable costs in accordance with its policies and procedures.

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

Risks Presented by Year 2000 Issues

      Successful execution of the Company’s Year 2000 project results in mission critical internal systems becoming Year 2000 compliant on a timely basis. If, however, Year 2000 issues persist in these systems, there could be an interruption in, or failure of, the Company’s normal business activities, that could have a material adverse effect on the Company’s operations, liquidity and financial condition.

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

      A rapid response team made up of company executives and key members of the major remediation groups has also been established. This team will be available in early January to assess and implement action plans as situations arise. The team will use the fourth quarter to develop and analyze various scenarios in preparation for December and January activities.

Prospective Information

      The Company anticipates continued strong financial performance throughout 1999, based upon current forecasts, primarily generated through a continued emphasis on cost reduction activities and operating performance enhancements. Cost reduction and operating performance enhancement programs such as CCVI and PowerEvolution are expected to continue to have a positive impact on operating margins and earnings. Currently, the Company is working on several new Series 60 and automotive diesel engine applications. New Series 60 products include a marine pleasure craft engine which should be in full production in early 2000 and the next generation of Series 60 on-highway truck engines set to debut in 2002. New automotive projects include applications for passenger car, mini van, sport utility vehicle and smaller commercial applications including the 2.5 liter, 3.0 liter V-6 VECTER and the 4.0 liter V-6 DELTA engines. The Company will also continue to pursue merger and acquisition targets as well as partnerships that have strategic value.

Cautionary Statement for Purposes of “Safe Harbor” Under the Private Securities Litigation Reform Act of 1995

      This document may include projections, forecasts and other forward-looking statements about the Company, the industry in which it competes and the markets it serves. The achievement of such projections, forecasts and other forward-looking statements is subject to certain risks and uncertainties, fully detailed in the “Cautionary Statement for purposes of “Safe Harbor’ under the Private Securities Litigation Reform Act of 1995” in the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, which is on file with the Securities and Exchange Commission. Similarly, any projections, forecasts and other forward-looking statements in this document relating to the Year 2000 issue, including the Company’s remedial plans, are also subject to certain risks and uncertainties as detailed in this document.

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

DETROIT DIESEL CORPORATION

Date:  November 12, 1999

By:	/s/ R. E. BELTS _______________________________________ R. E. Belts Its: Senior Vice President-Finance and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

      The following constitutes the exhibits to the Quarterly Report on Form 10-Q of the Company for the period ended September 30, 1999:

		Sequential
Exhibit		Page
Number	Exhibit	Number

27	Financial Data Schedule	17