Form 10-K
period 1999-12-31
DETROIT DIESEL CORP
filed 2000-03-22
CIK 910058

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(X)	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999 OR

( )	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _________

Commission File No. 1-12394

DETROIT DIESEL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	38-2772023

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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
Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 15, 2000 was approximately $124 million.

The number of shares of Common Stock outstanding as of March 15, 2000 were 23,294,091 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information in Detroit Diesel Corporation’s Proxy Statement in connection with the Annual Meeting of Stockholders to be held on April 19, 2000 which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, is incorporated by reference into Part III (Items 10, 11, 12 and 13) of this Form 10-K.

This document contains 74 pages. The Exhibit Index begins on page 58.

PART I

Item 1. Business.

General

      Detroit Diesel Corporation (the “Company”, “Detroit Diesel” or “DDC”) designs, manufactures, markets, services and provides aftermarket and remanufactured products for a full range of high performance diesel and alternative fuel engines. The Company offers a complete line of diesel engines from 22 to 11,000 horsepower for the on-highway, off-road (including power generation) and automotive markets through a worldwide network of more than 2,700 authorized distributor and dealer locations. The Company primarily sells its engines directly to original equipment manufacturers (“OEMs”). In 1999, approximately 71% of the Company’s net revenues were derived from sales made directly to U.S.-based customers, with the balance sold to international accounts. A portion of U.S. sales were exported as part of equipment built by U.S. customers.

      Detroit Diesel Remanufacturing Corporation, a wholly-owned subsidiary of DDC, remanufactures four-cycle and two-cycle engines and component parts at facilities located in Tooele, Utah; Emporia, Kansas; Cambridge, Ohio; and Grand Rapids, Michigan. Remanufactured products are sold directly to the Company’s authorized distributors through the Company’s Parts Distribution Center in Canton, Ohio, under the Company’s reliabilt(R) tradename.

      Detroit Diesel’s world headquarters is located in Detroit, Michigan. The Company operates diesel engine manufacturing plants in Redford, Michigan and Cento, Italy and engine assembly facilities in Emporia, Kansas and Curitiba, Brazil. Additionally, the Company operates a worldwide Parts Distribution Center in Canton, Ohio, complemented by service parts warehouses located in the Netherlands and in Singapore.

      The Company was incorporated in the State of Delaware on November 23, 1987.

Products

      The following table shows the number of heavy-duty engines, light-duty engines, and other engines sold by the Company during the periods indicated:

	Years Ended December 31,
(Units)	1999	1998	1997

Heavy-Duty	101,993	92,049	83,020

Light-Duty	62,370	61,226	76,946

Other engines	2,337	2,760	3,225

Total	166,700	156,035	163,191

      The Company offers the following heavy-duty four-cycle engines: the Series 60 engine, the Series 50 engine, the DDC/MTU Series 2000 (“Series 2000”) engine and the MTU/DDC Series 4000 (“Series 4000”) engine. The Series 60 is a six-cylinder engine offering a horsepower range of 300 to 700 horsepower. The Series 50 is a four-cylinder version of the Series 60 engine offering 250 to 320 horsepower. The Series 2000 and Series 4000 engines are available in eight, twelve and sixteen-cylinder configurations and offer horsepower ranges from 490 to 3,650 horsepower.

      The Series 60 engine is the Company’s highest volume heavy-duty engine product, accounting for approximately 52%, 46% and 41% of the Company’s net revenues in 1999, 1998 and 1997, respectively. The Series 60 engine is sold primarily in the on-highway market, however, the Company sells this product in other market applications such as marine, construction and industrial, and power generation. The Series 50 engine is also principally sold in the on-highway market, but has expanded into other markets as the Company targets applications that have horsepower requirements below the Series 60 range. The Series 2000 and Series 4000 engines are designed to service the Company’s off-road market segments including construction and industrial, marine and power generation. The Series 60, Series 50, Series 2000 and Series 4000 engines feature integral electronic controls known as Detroit Diesel Electronic Controls (“DDEC”), consisting of an electronic control module and electronic fuel injection systems. The Company also continues to sell selected two-cycle engines to the military under long-term supply arrangements.

      During 1998 the Company introduced its PowerEvolution program. PowerEvolution represents a comprehensive remake of the Company’s off-road products and services designed to update product technology, broaden its power range, improve efficiency and increase shareholder value. This program is a proactive response to the changing market needs and transitioned the Company’s customers to four-cycle products from two-cycle products. The Company continues to produce two-cycle products to the extent required under long-term contracts and will continue to support existing customer service parts requirements for the foreseeable future. The success of this transition was highlighted this year by DDC increasing top line sales by 5% year over year while experiencing a reduction in two-cycle sales of $114 million.

      VM Motori S.p.A. (“VM”), located in Cento, Italy, is a wholly owned subsidiary of Detroit Diesel and is a major independent supplier of diesel engines to the international automotive industry. The principal product for the light-duty sector is a high-performance 2.5-liter, 4-cylinder, turbocharged diesel engine, which is currently being used in passenger cars, mini-vans, four-wheel drive and multi-purpose vehicles. Detroit Diesel Motores do Brasil Ltda. (“DDMB”) is a wholly owned subsidiary of Detroit Diesel located in Curitiba, Brazil. DDMB currently assembles the 2.5-liter, 4-cylinder automotive diesel engine manufactured by VM. DDMB and VM have significant sales relationships with DaimlerChrysler AG to provide automotive diesel engines for both the Latin American and European markets for use in Chrysler products.

      The Company also markets medium-duty diesel engines built in the United States by Navistar International Transportation Corp. for market applications in which the Company does not compete with Navistar. The Company’s distribution rights include applications that serve NAFTA and other worldwide markets. Within NAFTA, the Company serves the transit bus industry, generator set and specialty on-highway applications such as custom fire trucks, motor homes, refuse vehicles, and trailer spotters. Outside NAFTA, the Company serves the same applications, plus commercial on-highway vehicle manufacturers.

      In addition to its diesel-fueled engines, the Company currently offers natural gas fueled engine products, service parts, remanufactured components and engines as well as high horsepower gas turbine products. The Company also sells to licensees completely knocked-down and semi knocked-down unassembled engine kits for sale within selected markets.

Markets and Customers

      Detroit Diesel serves the on-highway, off-road and automotive markets. Following is a brief description of these markets.

      On-Highway. The largest market for the Company’s engines continues to be the on-highway heavy-duty market. This market is served primarily by the Company’s four-cycle products. The Series 60 engine is the Company’s highest volume engine for this use, accounting for the greatest share of the Company’s on-highway unit sales in 1999. The Company’s engines are available through all major North American heavy-duty truck manufacturers. The Company’s largest OEM customers for this market in 1999 were Freightliner Corporation, Navistar International Transportation Corp., Volvo GM Heavy Truck Corporation and PACCAR Inc. which collectively represented approximately 49% of the Company’s 1999 consolidated net revenues. Sales to Freightliner Corporation represented approximately 58% of this total. The loss of any of these customers could have an adverse effect on the Company’s business.

      The on-highway market also consists of sales for bus and coach applications. This market is served primarily by the Company’s four-cycle products. The Company’s engines are available through all major North American heavy-duty bus manufacturers. The Series 50 and Series 60 engines are DDC’s main offering. The market is separated into transit bus, where DDC has a 65% market penetration level, and the highway coach market where DDC has a 90% penetration level.

      Off-Road. The off-road market consists of a variety of applications, including construction, forestry, mining, earth moving, material handling, stationary mechanical power, petroleum, commercial and pleasure craft marine, power generation, and military combat and tactical vehicles. Traditionally, the Company’s two-cycle products have had a strong presence in this market. With the initiation of PowerEvolution and the introduction of the Series 2000 and Series 4000 engines, four-cycle products are rapidly gaining market acceptance. The Company’s products are available from a variety of OEMs and Detroit Diesel distributors worldwide.

      Automotive. VM and DDMB currently serve the automotive market. These two subsidiaries sell state-of-the-art turbo diesel engines to OEMs primarily for use in the European and Latin American markets that are used in passenger cars, mini-vans, trucks and sport utility vehicles. The Company’s largest customer in this market is DaimlerChrysler. The Company is currently pursuing new opportunities with automotive OEMs to expand the customer base and geographic penetration of the automotive engines marketed by VM and DDMB. Additionally, DDC has developed two new automotive applications for use in the domestic market and is currently pursuing OEM business.

Sales and Distribution

      Sales of the Company’s products are made directly to major OEMs and through a direct sales force and a worldwide network of independently-owned and company-owned distributors who sell engines, components and parts and provide service support to local OEMs, dealers and end-users. As of December 31, 1999 there were 27 distributors in North America operating a total of 173 authorized facilities and 82 distributors outside of North America operating 126 authorized facilities. The network of authorized service dealers, which is generally administered by these distributors, consists of over 2,400 dealers worldwide, of which approximately 2,100 are in North America. The Company has a controlling interest in three distributors and investments in five other distributors worldwide, of which five are located in North America and three overseas.

      In support of its distribution system, the Company maintains a worldwide Parts Distribution Center in Canton, Ohio and overseas regional warehouses in the Netherlands and in Singapore. In addition, the Company’s sales and service activities are supported by four remanufacturing centers in the United States that provide remanufactured engines, components and parts. The Company also operates regional sales offices strategically located to support customers in all markets.

      Orders for service parts can be filled by the Company’s Parts Distribution Center (“PDC”) in less than twenty four hours. Long-term blanket parts orders are also serviced by the PDC over periods covering one year or more. Certain orders such as military contracts or bus orders may be placed up to 12 months in advance of required delivery. On-highway OEM customers normally place firm orders for Series 60 engines only one month in advance of their next month’s production run. However, the Company typically negotiates annual volume targets with each OEM, and certain programs are used to provide incentives for the OEMs to purchase their targeted annual volume. Therefore, while firm orders are only received monthly, there are reasonably anticipated annual requirements that allow for production planning.

      For the reasons stated above, the Company’s backlog of firm orders typically averages two to three months’ production, but the Company normally is aware of reasonably anticipated future orders well in advance of the placement of a firm order. At December 31, 1999 and 1998, the Company’s backlog of firm orders was approximately $388 million and $396 million, respectively.

      The Company’s business is moderately seasonal, as its major OEM customers historically have two to four-week summer shutdowns of operations during the third quarter. The Company typically shuts down its own operations for one week each July, although a general shutdown of the Company’s operation did not occur in 1999. Additionally, the Company’s automotive operations typically shut down during the month of August. Consequently, the Company’s third quarter results reflect the effects of these shutdowns.

International

      Significant portions of the Company’s products are sold in overseas markets, either directly as loose engines or indirectly in vehicles and equipment made by North American OEMs. Sales of automotive products are concentrated outside of North America. The Company has established foreign sales subsidiaries in Europe, Asia and Latin America that also function in a service and product support capacity. Parts warehousing operations are strategically located in the Netherlands and in Singapore, and work in conjunction with the Company’s Parts Distribution Center located in Canton, Ohio to maintain a high level of parts availability to overseas customers. The Company has also entered into technical assistance and license agreements in strategic worldwide locations for the assembly and sale of products and components to meet the needs of local markets, and is pursuing similar arrangements in other locations. DDC also has indirect investment interests in Detroit Diesel distributorships in the Asia-Pacific region. The Company operates manufacturing and assembly facilities located in Cento, Italy and Curitiba, Brazil, respectively.

      With the increase in global business activity, the Company is subject to risks of conducting business abroad, including currency exchange rate fluctuations, limits on repatriation of funds, compliance with foreign laws and other economic and political uncertainties that may threaten the Company’s operations or assets located in foreign countries. Changes in foreign currency exchange rates are generally reported as a component of stockholders’ equity. Changes in the value of the Italian Lira, the Singapore Dollar and the Brazilian Real will impact the Company’s translation adjustments in the future. Additionally, the Company has entered into transactions denominated in Deutsche Marks. Changes in the value of the Euro versus the United States dollar will affect the Company’s results of operations and financial position.

      Summary information by geographic area is set forth in “Segment Information” in Note 8 of the Notes to the Consolidated Financial Statements.

Research and Development

      The Company’s research and development efforts are intended to facilitate its ability to respond to market needs and the technological demands of the market. Total research and development expenditures were $105.8 million, $93.9 million and $97.5 million for 1999, 1998 and 1997, respectively. In addition, the Company conducts research and development that is funded by various government agency-sponsored projects. Emissions-related research and development activities, in compliance with the 1998 agreements with the U.S. Environmental Protection Agency and the California Air Resources Board, affected the levels of research and development spending during 1999.

Suppliers

      The Company believes it has adequate sources for the supply of raw materials and components for its manufacturing needs. Suppliers are located primarily in North America, Latin America and Western Europe. In 1998, DDC implemented its Continuous Customer Value Improvement (“CCVI”) program. This program was aimed at strengthening its supplier relationships by working with those suppliers to achieve mutually beneficial supply chain improvements. This program has resulted in significant cost savings over the past two years while at the same time improving component quality.

      DDC has developed a policy of concentrating its purchases for particular parts over a limited number of suppliers for some critical components. The Company believes that this policy contributes to quality control and cost control, as well as increasing the suppliers’ commitment to the Company. The Company purchases its forgings and casting from domestic, European and Latin American suppliers. Additionally, the Company relies upon, and expects to continue to rely upon, single source suppliers for the following critical components: electronic unit injectors from Diesel Technology Company (an affiliated company); camshafts and cylinder liners from Dana

Corporation; crankshafts from ThyssenKrupp Automotive; valves from Eaton Corporation; engine retarders from Jacobs Vehicle Systems; turbochargers from Honeywell-Garrett; fuel pumps from Robert Bosch, Inc. and electronic control modules from Motorola, Inc. While the Company believes it has adequate assurances of continued supply, the inability of a supplier to deliver or the loss of any of these suppliers could have an adverse effect on the Company’s business.

Competition

      The heavy-duty diesel engine business is highly competitive. The Company competes based on price, quality, durability, fuel economy, emissions compliance, reliability and availability of replacement parts and service, as well as overall customer service. The distributor network plays a key competitive role in providing parts and service to end-users. The Company competes with independent diesel engine manufacturers as well as OEMs that manufacture engines for their own products. Certain of these OEMs are also customers of the Company. The Company’s principal competitors in international markets vary from country to country, with local manufacturers generally predominating each particular market. In North America, the Company’s principal competitors in each of its markets are Caterpillar Inc. and Cummins Engine Company, Inc. In its international markets, the Company also competes with several other manufacturers in Europe and Japan. The Company’s principal competitors are larger than the Company and have substantial resources. There can be no assurance that competitors will not be able to take actions, including developing new technology or products, or offering prolonged reduced pricing, which could adversely affect the Company.

Patents and Trademarks

      The Company maintains, and has pending, various U.S. and foreign patents and patent licenses relating to its business, which it believes are appropriate to protect the Company’s interest in existing products, new inventions and product developments. VM also maintains various U.S. and foreign patents relating to its business. The Company does not believe any single patent is material to its business, nor would the expiration or invalidity of any patent have a material adverse effect on its business or its ability to compete. The Company is currently involved in a patent infringement lawsuit with one of its principal competitors. Additionally, a second patent infringement lawsuit with another one of the Company’s principle competitors, was decided in the Company’s favor during 1999. Refer to Item 3 for a discussion involving these matters.

      The Company owns and maintains U.S. trademark registrations in all of its principal trademarks, including Detroit Diesel(R), the spinning arrows design, reliabilt(R) and Series 60(R). Registrations for its principal trademarks are also maintained in other countries where a significant volume of its products are sold and such registration is considered appropriate to protect the Company’s proprietary rights. All authorized distributors and remanufacturing centers are licensed to use these trademarks in the conduct of their businesses.

Employees

      At December 31, 1999, the Company (including its distributor and remanufacturing subsidiaries) employed approximately 6,660 persons worldwide. Approximately 1,970 of the Company’s employees are represented by the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America, Local 163 (“UAW”). UAW employees currently work under a six-year collective bargaining agreement that will expire on October 30, 2004.

Environmental Matters

      Product Compliance. The Company’s engines are subject to extensive regulatory requirements. Specific emission standards are imposed by the U.S. Environmental Protection Agency (“EPA”) the California Air Resources Board (“CARB”) and foreign regulatory agencies. The Company’s ability to comply with current and future emission requirements is a critical element in maintaining and improving the Company’s position in the diesel engine marketplace and the inability to comply could have a significant impact on the Company’s future financial results. Substantial resources are included in the Company’s capital and operating budgets to comply with emission requirements.

      The Clean Air Act establishes the U.S. regulatory framework for air quality and provides the EPA with authority for promulgating regulations and setting emission standards, including those applicable to engines used in heavy-duty, on-highway vehicles, as well as non-road vehicles and equipment. The Federal Clean Air Act allows only the State of California to set its own standards.

      In 1998, the standard for nitrogen oxide (“NOx”) emissions from new engines used in heavy-duty trucks and urban buses was reduced from 5.0 to 4.0 grams per brake horsepower-hour (“g/bhp-hr”). Engines used in trucks and buses must also meet standards for particulate matter (“PM”), hydrocarbons (“HC”), carbon monoxide (“CO”) and smoke opacity. The current standards for on-highway diesel engines have been set to remain in effect through 2003. CARB standards are identical to EPA standards for 1998 through 2003.

      The Company has a full line of on-highway engines of various horsepower ratings and configurations for trucks and buses that are divided into families. The Company has received EPA and CARB certification for all of these families for 2000.

      In late 1997, the EPA and CARB advised the Company and other heavy-duty engine manufacturers that emissions control strategies employed may be in violation of the Clean Air Act. While the Company believes that the engine control strategies it used were in compliance with applicable laws and regulations, the Company engaged in discussions with the EPA, CARB and the U.S. Department of Justice to address the agency’s concerns. These discussions resulted in the negotiation of a Consent Decree with the United States and a settlement agreement with CARB which were signed on October 22, 1998. Similar agreements were negotiated and agreed to by other heavy-duty engine manufacturers. The Company believes that the settlements avoided the possibility of prolonged and complicated litigation between the parties and that the agreements are fair, reasonable and in the public interest. The Consent Decree was entered with the court on July 1, 1999.

      Under the terms of the agreements, the Company agreed to: (1) limit certain engine software control strategies, (2) demonstrate emission performance for 1999 and later model year engines using specified supplemental test procedures in addition to existing certification procedures, (3) provide retrofit kits that can be used to reduce emissions when rebuilding existing engines, (4) assist in the development of and conduct in-use testing on in-service engines, (5) provide for certain low emission development programs, (6) meet certain emission limits earlier than would otherwise be required under existing regulations and (7) pay a civil penalty.

      In addition to the diesel-fueled engine families noted above, the Company also has obtained 2000 EPA and CARB certification of spark-ignited Series 50G and Series 60G urban bus engine families which use natural gas for fuel. Natural gas engines have NOx and PM emissions which are lower than diesel-fueled engines and are an important alternative for customers seeking low emission engines, such as in the urban bus market.

      Aside from the procedures required to obtain the new engine certification, the EPA has three principal means by which to verify compliance with its emission standards: (1) voluntary emission audit testing by the manufacturer, (2) Selective Enforcement Audits (“SEAs”) in which production engines are taken off the assembly line and tested in the presence of EPA compliance officers, and (3) in-use compliance testing in which the EPA removes engines from in-service vehicles and performs emission tests. To date, the EPA has relied on manufacturer audits and SEA testing. For several years, the Company has maintained an active program of voluntary emission audits and has reported test results to the agency. Successful completion of SEAs is important since upon failure of a SEA, the EPA has the authority to void the engine family certificate, require re-certification of the engine family and require the manufacturer to recall non-complying engines.

      The EPA also has an emission defect-reporting program and may require a recall if defects are found in an emission-related component on 25 or more engines. CARB regulations require the Company to report failure of emission-related components through the monitoring of warranty claims. When the failure rate reaches a specified level (the greater of 25 component failures or one per cent of the engines built), reports are required to be filed with CARB. A recall may be triggered if failures are found on the greater of 50 engines or two percent of the engines built. The Company has submitted regular reports of warranty failures to CARB, and no recalls have been conducted as a result of these reports.

      In 1993, the EPA issued a retrofit/rebuild rule for urban bus engines. Under the provisions of the rule, certain transit bus operators are required to use certified emission upgrade equipment when rebuilding their 1993 and earlier urban bus engines. In 1998, the Company certified equipment for 1993 and earlier 6V-92 mechanically controlled urban bus engines that will reduce PM emissions to below 0.10 g/bhp-hr. In 1999 equipment was certified for 1993 and earlier electronically controlled 6V-92 engines that also achieves 0.10 g/hp-hr of PM. This equipment is currently available for customer use.

      The EPA also has promulgated regulations for engines used in non-road vehicles and equipment used in mining, agriculture, industrial, construction and other uses. The requirements phased in by engine power level categories beginning in 1996 with engines having rated horsepower (“hp”) in the 175 to 750 range. Requirements for 100 to 175 hp and 50 to 100 hp took effect in 1997 and 1998, respectively. In 2000 requirements take effect for engines over 750 hp. The EPA’s regulations complement CARB regulations which went into effect in 1996 for 175 to 750 hp engines and which will apply to engines over 750 hp in 2000. More stringent Tier 2 requirements will begin to phase in by power category beginning in 2001. The Company has certified a complete line of non-road engines with various power ratings to meet EPA and CARB requirements for 2000. The EPA finalized emission regulations for propulsion and auxiliary engines over 50 hp used on commercial marine vessels in late 1999. These rules will phase in by displacement category beginning in 2004. The Company believes that many of the emission control technologies developed for non-road engines can be adapted for use on marine engines and that the Company will be well-positioned to offer a full line of marine engines that comply with the emission requirements.

      Emission regulations for heavy-duty engines are prevalent throughout the world. In North America, Mexico and Canada have adopted U.S. emission requirements for on-highway engines. In 1999 the Company signed a Memorandum of Understanding with Environment Canada agreeing to market only U.S. certified non-road engines in Canada. Europe also has emission requirements for on-highway engines. Since the current regulations known as “Euro II” took effect in 1995, the Company has obtained certification authority approval for several Series 50 and Series 60 engine ratings. New and more stringent “Euro III” regulations have been adopted and will take effect in October 2000. Europe has also finalized regulations applicable to engines used in non-road mobile machinery. These regulations include two stages of standards which are being phased in by power level beginning in 1999. The standards and phase-in dates are generally compatible with the EPA’s current and proposed standards for non-road engines. The Company believes it is well positioned to meet these regulatory requirements for products that it sells in those markets.

      The EPA also regulates noise emissions from heavy-duty vehicles. The Company works with vehicle OEMs to assure that vehicles with the Company’s engines comply with the noise requirements.

      Facility Compliance. The Company believes that the facilities operated by it and its subsidiaries are in material compliance with applicable environmental statutes and regulations. Factory operations include machining, plating, painting, assembly and testing of diesel engines. An environmental engineering staff, under the direction of the Company’s manufacturing operations group, monitors air, water and solid waste discharge which result from factory operations as well as on-going remediation activities undertaken by the Company and prior operators of the facility. The Company operates, through subsidiaries, an engine manufacturing facility in Cento, Italy and an engine assembly facility in Curitiba, Brazil. The Company believes that these overseas facilities are in material compliance with applicable environmental laws and regulations.

      The distributor facilities, in the ordinary course of business, are engaged in activities which involve steam and chemical cleaning of engines and component parts. These facilities also use and handle petroleum products for the fueling and lubrication of vehicles, vessels and equipment with diesel engines. Remanufacturing facilities are engaged in similar activities as well as assembling and testing new and remanufactured engines.

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

Item 2. Properties.

      The Company’s world headquarters is located in Detroit, Michigan and its primary manufacturing facility is on adjoining premises located in the township of Redford, Michigan. The 129-acre site includes almost three million square feet of manufacturing and storage buildings, engineering laboratory and administrative offices. The Company leases this facility on a long-term basis with a right of first refusal and purchase option. The Company also operates a 575,000 square foot Parts Distribution Center in Canton, Ohio under a lease which expires in 2005. The Company and its remanufacturing subsidiary also operate a 300,000 square foot remanufacturing facility in Tooele, Utah. Its regional sales offices in North America and Europe are operated from leased facilities. The Company’s automotive operations are located in Cento, Italy and Curitiba, Brazil. The 19-acre site in Cento contains approximately 500,000 square feet of developed space for manufacturing, engineering and administrative offices. In 1997, the Company developed a 50,000 square foot automotive engine assembly facility in Curitiba. The Company believes its facilities are suitable for its current needs.

      The Company-owned distributors either own or lease their facilities. The Company also subleases similar facilities in various locations to several independently owned distributors. Lease terms generally range from 5 to 15 years with renewal options. The Company’s remanufacturing business is conducted from four owned facilities located in Tooele, Utah; Emporia, Kansas; Cambridge, Ohio and Grand Rapids, Michigan.

Item 3. Legal Proceedings.

      The Company is presently involved in certain claims and litigation arising in the ordinary course of its business, including claims relating to the use of and performance of the Company’s products. The Company does not believe that the resolution of any of these matters will have a material adverse effect on the Company’s results of operations or financial position.

      James M. Wright, and five other individuals, filed a class action lawsuit against the Company and General Motors Corporation in the Superior Court of New Jersey, Camden County Law Division, on January 28, 1993, alleging that various two cycle engines, originally manufactured by either defendant were defective as modified in different ways by various third parties for use in yachts. Plaintiffs asserted claims on behalf of themselves and a proposed nationwide class for alleged breach of warranty, fraud, negligent misrepresentation and violation of the Magnuson-Moss Warranty Act, the New Jersey Consumer Fraud Act and the Uniform Commercial Code. The court denied class certification three times. In October 1998 defendants’ motions for summary judgment on the individual claims were granted. Two of the plaintiffs subsequently settled their individual claims, but four remaining plaintiffs again appealed the denial of class certification and dismissal of their individual claims. In March 2000, the parties signed agreements settling the remaining individual claims, dismissing the appeal and releasing the defendant from all claims, to bring this protracted matter to a conclusion. While terms of the settlements are confidential, they will not have a material adverse impact on the financial position or results of operations of the Company.

      Cummins Engine Company, Inc., a competitor of the Company, filed a lawsuit on June 6, 1997 in the U. S. District Court, Southern District of Indiana (Indianapolis Division) claiming that Detroit Diesel infringes a Cummins patent which discloses a method and device to generate information and software to calibrate electronic engine control modules. The complaint, as amended, seeks an injunction and unspecified damages. The Company has responded to the complaint denying infringement and has filed motions for summary judgment on various grounds, including non-infringement and invalidity, which are currently pending. The case is in the late discovery phase and a trial date is set for early 2001. The Company believes it has meritorious defenses to all claims and that the proceedings will not have a material adverse impact on the financial position or results of operations of the Company.

      On July 1, 1999, the U.S. District Court for the District of Columbia formally entered the agreements negotiated by the Company and other engine manufacturers with the United States Department of Justice and the EPA to settle the lawsuits filed by the United States on October 22, 1998 for alleged violations of the Clean Air Act. The court order also finalized similar agreements with CARB. The agreements provide for the acceleration of lower NOx standards previously established by EPA and CARB for both on-highway and off-road engine applications and increase the stringency of testing procedures relative to emissions standards. The Company and the other settling manufacturers also agreed to modify electronic engine control strategies, provide for research and development to further reduce emissions and make specified settlement payments as previously reported. [Refer to Item One, Environmental Matters under the sub-heading Product Compliance for additional information.] The implementation of the agreements is underway.

      Three other lawsuits have been filed by private litigants against the Company and other manufacturers that arise out of the same operative facts of the above case. In Environmental Law Foundation v. Cummins Engine Co., Inc. et al., which was filed on October 2, 1998 in the Supreme Court of California, San Francisco County, plaintiff alleged that the defendant heavy-duty vehicle and engine manufacturers violated state emissions laws and the Unfair Competition Law. Injunctive relief and restitution was sought on behalf of the public. On February 11, 1999, the court ruled that plaintiff failed to state valid claims and ordered the case dismissed. In Tri-State Express, Inc., et al. v. Cummins Engine Co., Inc. et al., filed on January 29, 1999 in the United States District Court for the District of Columbia, three trucking companies seek to represent a nationwide class of purchasers of heavy-duty diesel engines, and seek damages related to the same alleged violations of the Clean Air Act addressed in the EPA and CARB settlement agreements. Plaintiffs further claim that the sale of engines and trucks constituted breach of warranty and contract, unjust enrichment, violation of the Magnuson-Moss Warranty Act and fraud in violation of the Racketeer Influenced and Corrupt Organizations Act. Injunctive relief as well as compensatory and statutory damages are being sought. A motion to dismiss on behalf of all defendants is currently pending. Lastly, in California Dump Truck Owners Association et al. v. Cummins Engine Co., et al., filed on October 4, 1999 in the Superior Court of California, Los Angeles County (and later removed by defendants to the U.S. District Court for the Central District of California), various purchasers of trucks equipped with heavy-duty engines allege violations of the Clean Air Act and California Health and Safety Code, breach of warranty, fraudulent misrepresentation, and unfair business practices. Unspecified damages are claimed. On January 10, 2000, the U.S. District Court granted the defendant’s motion for judgment on the pleadings. An appeal has been filed.

      The Company believes it has meritorious defense to all of these claims and that these proceedings (including any appeals of the reported favorable decisions) will not have a material adverse impact on the financial position or results of operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

      None.

Executive Officers of the Registrant

      The following table sets out the names and ages of the executive officers of the Company, their present positions and their business experience during the past five years.

Name	Age	Positions with Company

Roger S. Penske	63	Chairman and Director

Ludvik F. Koci	63	Vice Chairman and Director

Charles G. McClure	46	Chief Executive Officer, President and Director

Robert R. Allran	57	Executive Vice President- Engineering and Operations

Robert E. Belts	50	Senior Vice President-Finance and Chief Financial Officer

A. Gordon Clark	78	Senior Vice President-Sales

Calvin C. Sharp	48	Senior Vice President- Administration

Robert A. Sisk	45	Senior Vice President - Strategic Planning and Business Development

Paul F. Walters	56	Senior Vice President

John F. Farmer	46	Vice President and General Counsel

      Roger S. Penske has been Chairman and a director of the Company since its organization in 1987, and his current term as Class III director expires in 2002. Mr. Penske is also Chairman of the Board and Chief Executive Officer of Penske Corporation. Penske Corporation is a privately- owned diversified transportation services company which (among other things) holds, through its subsidiaries, interests in a number of businesses, including Penske Truck Leasing Co., L.P.,

UnitedAuto Group, Inc., International Speedway Corporation and Diesel Technology Company. Mr. Penske is also a member of the Boards of Directors of General Electric Company, UnitedAuto Group, Inc., International Speedway Corporation and Delphi Automotive Systems Corporation.

      Ludvik F. Koci has been a director of the Company since its organization in 1987, and his current term as a Class II director expires in 2001. Mr. Koci has been Vice Chairman of the Company since November 1997. Before that, he had been President and Chief Operating Officer of the Company from 1989 to 1997 and Executive Vice President from the Company’s organization in 1987 to 1989. Prior to the Company’s commencement of operations in January 1988, Mr. Koci had been employed by General Motors since 1954. Mr. Koci is also a Director of Wabash National Corporation.

      Charles G. McClure has been Chief Executive Officer of the Company since October 1999, President since August 1997 and a director since November 1997. His current term as a Class II director expires in 2001. Before joining the Company in 1997, Mr. McClure had been President, and previously Vice President and General Manager, of The Americas Division of Johnson Controls, Inc. from 1995 to 1997. Mr. McClure is also a director of Williams Controls, Inc.

      Robert R. Allran was appointed to Executive Vice President of Engineering and Operations in November 1999. Prior to that, Mr. Allran was Executive Vice President-Operations since September 1997 and Senior Vice President-Operations since the Company’s organization in 1987.

      Robert E. Belts was appointed Senior Vice President-Finance and Chief Financial Officer in March 1998. Prior to this appointment, Mr. Belts was Vice President and Controller of Detroit Diesel Corporation since 1995 and Controller since 1987.

      A. Gordon Clark has been Senior Vice President-Sales since October 1993. Before that, Mr. Clark had been active in the Company’s business in his capacity as Executive Vice President-Sales of Penske Transportation, Inc. since 1989. Mr. Clark has an employment agreement with the Company that provides an annual salary of $350,000.

      Calvin C. Sharp was appointed Senior Vice President - Administration in July 1997. Prior to this appointment, Mr. Sharp was Director - Industrial Relations and Administration since the Company’s organization in 1987.

      Robert A. Sisk has been Senior Vice President - Strategic Planning and Business Development since January 1997. Before that, he was Vice President, Business Development from 1992 to 1997, and Vice President-Power Systems from 1989 to 1992.

      Paul F. Walters has been Senior Vice President of the Company since July 1997. Mr. Walters has also been the Executive Vice President-Administration of Penske Corporation since July 1997. Prior to that, Mr. Walters was Senior Vice President-Administration of the Company since its organization in 1987.

      John F. Farmer has been General Counsel of the Company since 1988 and a Vice President of the Company since April 1993. From 1988 to January 1994, Mr. Farmer was also Secretary of the Company.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters.

      On March 15, 2000, the Company had 23,294,091 shares of its common stock $.01 par value outstanding, which were owned by 2,411 stockholders of record.

      The Company paid quarterly dividends of $0.125 per shareholder beginning with the first quarter of 1999 throughout the year. The Company did not pay a dividend in 1998 or in any prior years since it became a public company. The Company’s current policy is to pay a quarterly dividend.

      The common stock has been traded on the New York Stock Exchange under the symbol “DDC”, since October 8, 1993. From that date to December 31, 1999, the common stock has had a low market price of $15 1/2 per share and a high market price of $36 7/8 per share.

Common Stock Quarterly Market Price Information

	1999		1998
Fiscal Quarter	High	Low	High	Low

First Second Third Fourth	23 1/8 25 24 11/16 20 3/8	20 3/16 21 1/8 18 1/8 17 15/16	23 3/4 25 3/4 22 3/16 23	17 15/16 20 3/16 16 1/4 15 1/2

Item 6. Selected Financial Data.

      The following table sets forth selected Statement of Income and Balance Sheet Data for the periods indicated. This table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Company’s Consolidated Financial Statements and related notes included in Item 8.

(In millions, except per share and unit amounts)	Years Ended December 31,

	1999	1998		1997	1996		1995

Statement of Income Data
Net revenues	$2,358.7	$2,250.6		$2,163.9	$1,962.9		$2,087.1

Gross profit	559.8	524.6		494.8	449.1		486.3

Selling and administrative expenses	368.0	355.6		338.9	292.1		311.0

Research and development expenses	105.8	93.9		97.5	105.2		94.8

Interest expense	7.9	11.8		12.9	12.1		9.7

Special charge	—	12.5		—	38.3		—

Restructuring charge	—	—		—	—		10.0

Income before income taxes and minority interests	78.1	50.8		45.5	1.4		60.8

Net income	49.2	28.0	(1)	29.9	3.8	(2)	40.1	(3)

Basic net income per share	$2.00	$1.13	(1)	$1.21	$.16	(2)	$1.62	(3)

Diluted net income per share	$1.99	$1.13	(1)	$1.21	$.16	(2)	$1.62	(3)
Balance Sheet Data

Total assets	$1,231.1	$1,240.7		$1,156.5	$1,112.6		$1,045.1

Long-term debt	47.1	62.6		73.8	92.6		58.5

Total debt	77.9	105.0		125.4	119.0		90.1

Total liabilities	837.4	868.4		811.7	791.4		734.7

Total stockholders’ equity	393.7	372.3		344.8	321.2		310.4

Working capital	164.6	206.5		169.3	178.3		140.7
Operating Data

Number of manufactured engines sold	164,363	153,275		159,966	132,272		143,951

Income before interest, taxes and minority interests	$86.0	$62.6		$58.4	$13.5		$70.5

Capital expenditures	60.8	42.4		61.9	44.9		76.5

(1)	Includes a $12.5 million charge related to agreements with the U.S. Environmental Protection Agency and the California Air Resources Board. Excluding the charge, net income would have been $40.5 million, or $1.64 per share.

(2)	Includes a $24.9 million, net of tax, special charge for product coverage and to reduce the value of an investment in Mexico. Excluding this charge net income would have been $28.7 million, or $1.17 per share.

(3)	Includes a $6.7 million, net of tax, restructuring charge to cover costs of a reduction in salaried personnel. Excluding this charge, net income would have been $46.8 million, or $1.90 per share.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of Detroit Diesel Corporation’s (“Detroit Diesel”, “DDC” or the “Company”) historical results of operations and of its liquidity and capital resources should be read in conjunction with the Consolidated Financial Statements and related notes thereto.

Overview

Detroit Diesel Corporation achieved new records in several areas during 1999. Heavy-duty engine shipments exceeded 100,000 units, including over 91,900 Series 60 engines, both record levels. The Company sold nearly 1,600 DDC/MTU Series 2000 and MTU/DDC Series 4000 engines, more than double the number sold in the previous year. In addition, the Company’s PowerEvolution program, a program designed to transition customers from two-stroke to four-stroke products, was completed. Total revenues also achieved a new company high, totaling $2.4 billion, an increase of approximately 5% over 1998.

DDC’s earnings for 1999 also marked a new Company record. Net income was $49.2 million, an increase of 21% when compared to 1998 (excluding a special charge) resulting in basic earnings per share of $2.00. The increase in net income was driven by revenue growth combined with aggressive cost reduction activities, which resulted in a 0.4 percentage point increase in gross margin. Additionally, Detroit Diesel’s EBIT margin (earnings before interest and taxes divided by net revenues) grew to 3.6%, an increase of 0.3 percentage points compared to 1998 (excluding the special charge) and nearly a full percentage point increase over 1997.

During the fourth quarter of 1999, DDC’s board of directors approved a stock repurchase program which authorized the acquisition of up to 10% of the Company’s outstanding common stock over a period of two years. DDC repurchased approximately 4%, or 1.1 million shares through the end of 1999 at an average share price of $18 7/8.

Detroit Diesel’s balance sheet remained strong with total assets of $1.2 billion, essentially level with the prior year. Favorable cash flow, driven by improved operating performance, enabled the Company to reduce debt levels by approximately $27 million, to $78 million, at December 31, 1999. The debt reduction is especially significant considering the expenditures of $20 million to repurchase stock, $9 million in dividend payments and over $60 million in capital investment into the business. As a result, DDC’s debt to total capitalization ratio was 16.5% at the end of 1999 compared to 22.0% at the end of 1998.

Results of Operations

For the periods indicated, the following table sets forth the percentage of net revenues represented by certain items included in the Company’s Consolidated Statements of Income.

	Years Ended December 31,

	1999	1998	1997

Net revenues	100.0%	100.0%	100.0%

Cost of sales	76.3	76.7	77.1

Gross profit	23.7	23.3	22.9

Expenses:

Selling and administrative	15.6	15.8	15.7

Research and development	4.5	4.2	4.5

Special charge	—	.5	—

Total	20.1	20.5	20.2

Income before interest and income taxes	3.6	2.8	2.7

Interest	.3	.5	.6

Income before income taxes	3.3	2.3	2.1

Provision for income taxes	1.2	1.1	.7

Net income	2.1%	1.2%	1.4%

The following table summarizes the Company’s net revenues for each of its markets during the last three years:

(In millions)	Years Ended December 31,

	1999	1998	1997

On-Highway	$1,545	$1,341	$1,210

Off-Road	620	724	714

Automotive	194	186	240

Net revenues	$2,359	$2,251	$2,164

1999 Compared to 1998

Net Revenues. Total 1999 net revenues of $2.4 billion were nearly 5% higher than 1998 net revenues of $2.3 billion. The increase in net revenues during 1999 reflects the overall strength of the North American on-highway heavy-duty truck market coupled with increased sales of the Company’s DDC/MTU Series 2000 and MTU/DDC Series 4000 engines. Series 60 engine unit sales totaled over 91,900 units versus 77,500 units in 1998, an increase of 14,400 units, or 19% over 1998 levels. Additionally, unit sales of the DDC/MTU Series 2000 and MTU/DDC Series 4000 engines more than doubled in 1999 as the Company completed its PowerEvolution program to transition customers from two-cycle to four-cycle products. Based on the strength of the increase in unit volumes, net revenues from four-cycle engine sales increased by $240 million and were somewhat offset by the decrease in two-cycle engine sales of $114 million. Net revenues from service parts and remanufactured products were consistent with 1998 levels despite the weakness experienced in the petroleum and mining sectors during most of the year.

Net revenues in the on-highway market, which represented approximately 65% of the Company’s total revenues, reflected the strength of the Company’s Series 60 products as well as the overall strength of the North American on-highway heavy-duty truck market. DDC’s market share ended 1999 at approximately 27.5%, down slightly from 28.5% in 1998, as overall market share was held down by capacity constraints early in the year. With increased production capacity in place during the second half of 1999, fourth quarter market share averaged approximately 29%, further reflecting the market strength of the Series 60 engine. Net revenues in the off-road market were $620 million or approximately 26% of the Company’s total revenues. The off-road market has shown improving fundamentals during the fourth quarter of 1999. Net revenues in the automotive market represent 9% of total revenues, up slightly from 1998, as net revenues increased 4% on a 1% increase in unit volume.

Gross Profit. Gross profit for 1999 was $559.8 million, or 23.7% of net revenues compared to $524.6 million, or 23.3% of net revenues for 1998, an increase of $35.2 million, or 7%. The improvement in gross margin is attributable to increased engine sales and the sales mix of the Company’s heavy-duty diesel engines and automotive products, combined with the Company’s cost reduction efforts under its Continuous Customer Value Improvement (“CCVI”) program.

Selling and Administrative Expenses. Selling and administrative expenses for 1999 were $368.0 million, or 15.6% of net revenues, compared to $355.6 million, or 15.8% of net revenues for 1998. While selling and administrative expenses increased $12.4 million over 1998 due to higher sales volumes, selling and administrative expenses as a percentage of sales decreased.

Research and Development Expenses. Research and development expenses were $105.8 million for 1999 compared to $93.9 million for 1998, an increase of $11.9 million. The increase reflects investments to develop new automotive products and Series 60 applications as well as emission-related activities.

Interest Expense. Interest expense was $7.9 million for 1999 compared to $11.8 million for 1998, a decrease of $3.9 million. The lower level of interest expense in 1999 is attributable to the Company’s strong cash flow during the year, combined with low interest rates on the Company’s revolving credit facility and low debt levels throughout the year.

Income Tax Expense. Income tax expense for 1999 was $28.9 million compared to $22.8 million in 1998. The Company’s annual effective tax rate for 1999 was approximately 37%. The increase in tax expense during 1999 reflects the Company’s higher level of earnings in 1999.

Net Income. Net income for 1999 was $49.2 million, compared to $28.0 million for 1998, an increase of $21.2 million. This amount represents the highest level of net income in Detroit Diesel’s history.

1998 Compared to 1997

Net Revenues. Record total 1998 net revenues of $2.3 billion were 4% higher than 1997 net revenues of $2.2 billion. The increase in net revenues during 1998 reflects the overall strength of the North American on-highway heavy-duty truck market coupled with increased sales of the Company’s DDC/MTU Series 2000 and MTU/DDC Series 4000 engines. Series 60 engine unit sales totaled over 77,500 units versus 65,700 units in 1997, an increase of 11,800 units, up 18% over 1997 levels. Additionally, unit sales of the DDC/MTU Series 2000 and MTU/DDC Series 4000 engines grew to over 660 units in 1998, an increase of over 500 units versus 1997. Also, revenues from the Company’s remanufacturing operations increased 14% versus the prior year. These increases were somewhat offset by the anticipated decline in two-stroke unit sales of 17% as the Company began implementation of its PowerEvolution program. Additionally, automotive sales decreased from record 1997 revenues reflecting the completion of certain supply contracts during 1998. Service parts sales during the year were consistent with 1997 levels.

Gross Profit. Gross profit for 1998 was $524.6 million, or 23.3% of net revenues, compared to $494.8 million, or 22.9% of net revenues for 1997, an increase of $29.8 million, or 6%. The increase in gross margin is attributable to increased engine sales and the sales mix of the Company’s heavy-duty diesel engines and automotive products, combined with the Company’s cost reduction efforts.

Selling and Administrative Expenses. Selling and administrative expenses for 1998 were $355.6 million, or 15.8% of net revenues, compared to $338.9 million, or 15.7% of net revenues for 1997, an increase of $16.7 million. The increase in selling and administrative expenses is attributable to higher sales volume for the Company’s products partially offset by the Company’s focus on controlling expenses through its cost reduction efforts.

Research and Development Expenses. Research and development expenses were $93.9 million for 1998 compared to $97.5 million for 1997, a decrease of $3.6 million. The decrease reflects lower expenditures for DDC/MTU Series 2000 and MTU/DDC Series 4000 engine development following these products’ introduction during 1997.

Interest Expense. Interest expense was $11.8 million for 1998 compared to $12.9 million for 1997, a decrease of $1.1 million. The lower level of interest expense in 1998 is attributable to lower interest rates, improved cash flow and the decrease in capital expenditures versus the prior year.

Special Charge. The Company recorded a special charge during 1998 of $12.5 million related to agreements with the U.S. Environmental Protection Agency and the California Air Resources Board to resolve the agencies’ concerns about the levels of oxides of nitrogen emissions from heavy-duty trucks under certain driving conditions. The special charge is payable in four annual installments, the first of which was paid in July 1999.

Income Tax Expense. Income tax expense for 1998 was $22.8 million compared to $15.6 million for 1997. The effective tax rate for 1998 was 44.9% and reflects the Company’s earnings in 1998 including the effect of the special charge which is not tax deductible. Excluding the effect of this charge, the Company’s effective tax rate for 1998 would have been 36%.

Net Income. Net income for 1998 was $28.0 million, compared to $29.9 million for 1997, a decrease of $1.9 million. Excluding the special charge, net income would have been $40.5 million, or $1.64 per share, an increase of $10.6 million over 1998.

Liquidity and Capital Resources

During the three years ended December 31, 1999, Detroit Diesel funded its working capital, investments and capital expenditure requirements using cash flow from operations and bank borrowings under various revolving lines of credit and bank notes.

The Company has a $300 million, unsecured revolving credit agreement with a bank group, including The Chase Manhattan Bank (“Chase”), as participant and agent for the other participating banks, which expires in June of 2000. Borrowings under this agreement bear interest at LIBOR-based rates, prime-based rates and rates determined by competitive bidding among the participating banks. The Company had available credit under this agreement totaling approximately $294.7 million at December 31, 1999. Additionally, the Company has interest rate swap agreements, which extend through May 2000 and may be extended through May 2001, that effectively convert $50 million of its variable rate debt to a fixed rate of 6.05%.

The Company’s subsidiary, VM Motori S.p.A. (“VM”) has approximately $61 million in unsecured, short-term lines of credit with several banks. In addition VM has a long-term revolving credit arrangement with several banks, of which Chase is a participant, in the amount of approximately $26 million. At December 31, 1999, VM had available credit of approximately $41.3 million under short-term lines of credit.

The Company generated cash flows from operations of $ 117.9 million, $78.4 million and $54.9 million for 1999, 1998 and 1997, respectively, which reflects the Company’s net income, adjusted for non-cash items and changes in working capital.

Capital expenditures increased during 1999 to $60.8 million compared to $42.4 million in 1998 and $61.9 million in 1997. The majority of the increase in capital expenditures is attributed to the acquisition of a remanufacturing facility, which was previously leased, for approximately $11 million. Capital expenditures in 1999 were also used to expand and enhance production capacity of the Company’s Series 60, DDC/MTU Series 2000, MTU/DDC Series 4000 and automotive products, to upgrade and enhance engineering and information systems and upgrade facilities. The Company’s capital expenditure program for 2000 is approximately $64 million.

At December 31, 1999, the Company was contingently liable for letters of credit of approximately $12.8 million and guarantees to banks of approximately $14.6 million. The Company had commitments of approximately $11.0 million to complete various capital projects.

The Company is subject to risk of changes in foreign currency exchange rates due to operations located outside the United States. Changes in foreign currency exchange rates are generally reported as a component of stockholders’ equity. Changes in the value of the Italian Lira, the

Singapore Dollar and the Brazilian Real will impact the Company’s translation adjustments in the future. Additionally, the Company has recorded liabilities approximating 43.8 million Deutsche Marks as of December 31, 1999. Changes in the value of the Euro versus the United States dollar will effect the Company’s results of operation and financial position.

The Company’s primary revolving credit facility with Chase expires in June 2000 and the Company is in the process of evaluating potential new credit facilities. The Company believes that it will be able to satisfy on-going cash requirements (including capital expenditures for environmental compliance and other projects) for the next twelve months and thereafter, with cash flow from operations, supplemented as necessary, by borrowings under the current or new facility.

Year 2000

The “Year 2000 issue” is generally used to describe various problems that may result from the improper processing of dates related to the year 2000 and beyond by computers and other types of equipment, including embedded technology in production machinery and equipment. These problems are attributed to computer hardware and software that has been developed to use only two digits to identify the year in a date. This generally means that affected computer hardware and software will be unable to distinguish dates in the twenty-first century from similar dates in the twentieth century.

Costs to Address the Year 2000 Issue.  The costs associated with Year 2000 compliance primarily consist of personnel expenses for those persons dedicated to the effort and for professional fees paid to third party providers for assistance and audit related activities. It is the Company’s policy to expense these costs as incurred. Additionally, the Company has invested in new and upgraded hardware and software to mitigate any potential Year 2000 issues. In these instances, the Company has capitalized allowable costs in accordance with its policies and procedures. Costs to complete the Year 2000 project were approximately $2.5 million. This cost does not include the Company’s potential share of Year 2000 costs that may be incurred by partnerships and joint ventures in which the Company participates but is not the operator.

Risks Presented by Year 2000 Issues.  The Company did not experience any business interruption related to the Year 2000 issue. Management of the Company believes that there is a reasonably low level of risk that DDC will experience any significant collateral Year 2000 related problems that have not materialized to date. If any collateral problems, which are beyond the control of the Company, occur, there could be an interruption in, or failure of, the Company’s normal business activities.

Contingency Plans.  While the Company had a Year 2000 contingency plan in place as part of its final Year 2000 plan, Detroit Diesel did not experience any Year 2000 related business interruptions that are known at this time. The Company would generally expect to manage business interruptions relating to Year 2000 issues that may still occur in a manner similar to other potential interruption issues encountered in the regular course of business. The Company intends to execute contingency plans as necessary as the year progresses. However, the contingency plans are expected to provide relief only for short periods, after which there could be an interruption in, or failure of, the Company’s normal business activities, that could have a material adverse effect on the Company’s operations, liquidity and financial condition.

Segment Information

The Company has one reportable operating segment consistent with management’s approach of making internal operating decisions. All products produced by the Company are aggregated into one reportable operating segment since the nature of the products, production processes, distribution methods, and the Company’s principal customers are similar. The Company’s principal customers generally consist of original equipment manufacturers (“OEM’s”), while the ultimate customers are major fleet carriers and end users. (See Note 8 of Notes to Consolidated Financial Statements for additional information.)

Seasonality

The Company’s business is moderately seasonal, as its major OEM customers historically have two- to four-week summer shutdowns during the third quarter. The Company typically shuts down its own operation for one week each July although a general shutdown did not occur in 1999. Additionally, VM typically shuts down its operations during the month of August. Consequently, the Company’s third quarter results reflect the effects of these shutdowns.

Effects of Inflation

The Company believes that the relatively moderate inflation rate over the last few years has not had a significant impact on the Company’s revenues or profitability. The Company does not expect inflation to have any near-term material effect on the sales of its products, although there can be no assurance that such an effect will not occur in the future.

Foreign Operations

Approximately 29% of the Company’s 1999 net revenues were derived from sales made to purchasers in foreign countries. Included are the Company’s subsidiary locations in Cento, Italy and Curitiba, Brazil, which operate manufacturing facilities located in these countries. Because of these foreign factors, the Company’s business is subject to the risks of conducting business abroad, including currency exchange rate fluctuations, limits on repatriation of funds, compliance with foreign laws and other economic and political uncertainties. (See Note 8 of Notes to Consolidated Financial Statements.)

Introduction of the Euro

On January 1, 1999, eleven of the fifteen member states of the European Union (“Participating Countries”) established fixed conversion rates from their existing currencies (“Legacy Currencies”) to the Euro and have agreed to adopt the Euro as their common legal currency as of that same date. During a transition period from January 1, 1999 until January 1, 2002 the Legacy Currencies will remain legal tender and parties will have the option to pay in Euros or Legacy Currencies of Participating Countries. On January 1, 2002 Participating Countries are expected to issue Euro currency and withdraw all bills and coinage of Legacy Currencies by July 1, 2002.

The Company has committed resources to conduct risk assessments and to take corrective actions, where required, to ensure that the Company is prepared for the introduction of the Euro. The Company is in the process of reviewing areas such as operations, finance, treasury, legal, information management, purchasing and others, both in participating and non-participating European Union countries where the Company operates. Also, existing Legacy Currency accounting and business systems are in the process of review for Euro compliance. Compliance will be achieved primarily through upgraded systems, which were previously planned to be upgraded. Remaining systems will be modified to achieve compliance.

The Company does not currently expect to experience any significant operational disruptions or to incur any significant costs related to the Euro implementation that would materially affect the Company’s liquidity or capital resources. Euro conversion is expected to have little impact on prices and competition due to the fact that the Company’s product offerings and pricing strategies do not vary greatly among the Participating Countries. The conversion to the Euro is also not expected to impact material contracts of the Company. The Company’s overall costs of conversion to the Euro are not expected to be material.

Prospective Information

The Company anticipates reduced demand in the on-highway heavy-duty truck market during 2000 and expects the reduction in this market to have an effect on the Company’s operating performance during the next year. The effect that this reduced demand may have on the Company cannot be assessed at this time. The Company expects to increase its market share in the on-highway heavy-duty truck market, but the increase in market share is not expected to totally offset the overall effect of the expected market decline. Cost reduction programs such as CCVI are expected to continue to have a positive impact on operating margins and earnings and the Company believes the effect of these programs will help to offset the effect of the decline in the on-highway heavy-duty truck market. Additionally, increased DDC/MTU Series 2000 and MTU/DDC Series 4000 engine shipments in off-road markets are expected to positively impact the Company’s operations. The Company will also continue to pursue merger and acquisition opportunities that meet the Company’s criteria and strategic objectives.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. This Statement is not expected to have a material impact on the Company’s consolidated financial statements. This Statement is effective for fiscal years beginning after June 15, 2000.

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

The applicable risks and uncertainties include general economic and industry conditions that affect all international businesses, as well as matters that are specific to the Company and the markets it serves. For example, the achievement of projections, forecasts or estimates contained in the Company’s forward-looking statements may be impacted by national and international economic conditions; compliance with U.S. and foreign treaties, laws and regulations; and the general risks associated with doing business abroad, such as currency exchange rate fluctuations, limits on repatriation of funds; political uncertainties and the Year 2000 issue.

Risks that are specific to the Company and its markets include compliance with increasingly stringent emissions controls standards applicable to diesel engines; the cyclical demand for engines, particularly in the on-highway heavy-duty truck market; competition in pricing and new product development from larger companies with substantial resources; the concentration of a substantial percentage of the Company’s sales with a few major OEM customers, the loss of, or change in demand from, any of which could have a material impact on the Company; increasing diversification in overseas markets and operations; labor relations at the Company and its customers and suppliers; and the Company’s single-source supply and just-in-time inventory strategies, which could adversely affect production if a single-source supplier is unable for any reason to meet the Company’s requirements.

Item 8. Financial Statements and Supplementary Data.

      Refer to “Index to Financial Statements and Schedule” on page 31.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

      As to directors, the information under the caption “Proposals-Election of Directors” and “Board of Directors-Directors Continuing in Office” in the Proxy Statement furnished in connection with the solicitation by the Board of Directors of the Company of proxies for the 2000 Annual Meeting of Stockholders to be held April 19, 2000 (the “Proxy Statement”) is incorporated herein by reference. As to executive officers, information is contained under the caption “Executive Officers of the Registrant” hereof.  Information contained under the caption “Board of

Directors-Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference.

Item 11. Executive Compensation.

      The information under the captions “Board of Directors-Director Compensation” and “Executive Compensation,” and Appendix A — Performance Graph and Appendix C — Executive Compensation, of the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      The information under the caption “Appendix B — Stockholdings” of the Proxy Statement is incorporated herein by reference, and the information regarding beneficial owners of more than 5% of the shares of the Company’s common stock of the Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

      The information under the caption “Certain Stockholders” of the Proxy Statement is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

The following documents are filed as part of this report:

(a)	Financial Statements and Schedule

Refer to the “Index to Financial Statements and Schedule” on page 31 for a list of financial statements and schedule filed as a part of this report.

(b)	Reports on Form 8-K

The Company filed no current reports on Form 8-K with the Securities and Exchange Commission during the quarter ended December 31, 1999.

(c)   Exhibits:

Exhibit
Number	Description of Exhibit

3.1	Certificate of Incorporation, as amended, which is incorporated by reference from Exhibit 3.1 of the Company’s Registration Statement on Form S-1, File No. 33-66760, filed with the Securities and Exchange Commission on July 30, 1993, as amended.

3.2	Amended and Restated Bylaws of Detroit Diesel Corporation, which is incorporated by reference from Exhibit 3.2 of the Company’s Registration Statement on Form S-1, File No. 33-66760, filed with the Securities and Exchange Commission on July 30, 1993, as amended.

4.1	Termination, Replacement and Restatement Agreement dated as of June 7, 1995 among Detroit Diesel Corporation, the Lenders listed on Exhibit A and Chemical Bank, as agent for the lenders, which is incorporated by reference from Exhibit 10.1 of the Company Form 10-Q, File No. 1-12394, filed with the Securities and Exchange Commission on August 10, 1995.

4.1.1	First Amendment to the Termination, Replacement and Restatement Agreement, dated November 22, 1996, among Detroit Diesel Corporation, the several banks and other financial institutions and Chemical Bank, as agent for the Lenders and the predecessor in interest of The Chase Manhattan Bank, now acting as agent for the Lenders, which is incorporated by reference from Exhibit 4.1.1 of the Company’s Annual Report on Form 10-K, File No. 1-12394, filed with the Securities and Exchange Commission on March 27, 1997.

4.1.2	Second Amendment to the Termination, Replacement and Restatement Agreement dated February 27, 1998, among Detroit Diesel Corporation, the several banks and other financial institutions parties thereto and Chemical Bank, as agent for the Lenders and the predecessor in interest of the Chase Manhattan Bank, now acting as agent for the Lenders, which is incorporated by reference from Exhibit 4 of the Company’s Quarterly Report on Form 10-Q, File No. 1-12394, filed with the Securities and Exchange Commission on May 14, 1998.

4.2	Specimen Form of Certificate for Common Stock, which is incorporated by reference from Exhibit 4.4 of the Company’s Registration Statement on Form S-1, File No. 33-66760, filed with the Securities and Exchange Commission on July 30, 1993, as amended.

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

10.1	Form of 1993 Stock Incentive Plan, which is incorporated by reference

Exhibit
Number	Description of Exhibit

from Exhibit 10.1 of the Company’s Registration Statement on Form S-1, File No. 33-66760, filed with the Securities and Exchange Commission on July 30, 1993, as amended.

10.1.1	Form of 1993 Stock Incentive Plan Restricted Stock Award and Deferred Stock Award, which is incorporated by reference from Exhibit 10.1.1 of the Company’s Registration Statement on Form S-1, File no. 33-66760, filed with the Securities and Exchange Commission on July 30, 1993, as amended.

10.2	Collaboration Agreement, dated as of January 31, 1993, between Detroit Diesel Corporation and Mercedes-Benz AG, which is incorporated by reference from Exhibit 10.2 of the Company’s Registration Statement on Form S-1, File No. 33-66760, filed with the Securities and Exchange Commission on July 30, 1993, as amended.

10.3	Financing Agreement between Diesel Project Development, Inc. and Detroit Diesel Corporation, dated as of April 30, 1993, which is incorporated by reference from Exhibit 10.5 of the Company’s Registration Statement on Form S-1, File No. 33-66760, filed with the Securities and Exchange Commission on July 30, 1993, as amended.

10.4	Amended and Restated Lease Agreement by and between Corporate Property Associates 8, L.P., and Corporate Property Associates 9, L.P. and Detroit Diesel Corporation, dated as of May 24, 1994, which is incorporated by reference from Exhibit 10.6 of Amendment No. 1 to the Company’s Registration Statement on Form S-1, File No. 33-79286, filed with the Securities and Exchange Commission on June 15, 1994.

10.5	Lease Agreement, dated June 30, 1988, between the Timken Company and Detroit Diesel Corporation, which is incorporated by reference from Exhibit 10.7 of the Company’s Registration Statement on Form S-1, File No. 33-66760, filed with the Securities and Exchange Commission on July 30, 1993, as amended.

10.6	Master Lease Agreement between Detroit Diesel Corporation and GECC, dated as of May 26, 1992, which is incorporated by reference from Exhibit 10.11 of the Company’s Registration Statement on Form S-1, File No. 33-66760, filed with the Securities and Exchange Commission on July 30, 1993, as amended.

10.7	Employment Agreement, dated February 1, 1989, between Penske Transportation, Inc. and A. Gordon Clark, as amended, assumed by Detroit Diesel Corporation, which is incorporated by reference from

Exhibit
Number	Description of Exhibit

Exhibit 10.19 of the Company’s Registration Statement on Form S-1, File No. 33-66760, filed with the Securities and Exchange Commission on July330, 1993, as amended.

10.7.1	Second Amendment to Employment Agreement dated as of January 31, 1995, between Detroit Diesel Corporation, as assignee of Penske Transportation, Inc., and A. Gordon Clark, which is incorporated by reference from Exhibit 10.12.1 of the Company’s Annual Report on Form 10-K, File No. 1-12394, filed with the Securities and Exchange Commission on March 31, 1995, as amended.

10.7.2	Third Amendment to Employment agreement dated as of January 31, 1998, between Detroit Diesel Corporation, as assignee of Penske Transportation, Inc., and A. Gordon Clark.

#10.8	TED Joint Development and License Agreement by and among Detroit Diesel Corporation and Mercedes-Benz Aktiengesellschaft and MTU Motoren- und Turbinen-Union Friedrichschafen GmbH, dated September 5, 1994, which is incorporated by reference from Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q, File No. 1-12394, filed with the Securities and Exchange Commission on November 11, 1994.

#10.9	FEAT Joint Development and License Agreement by and between MTU Motoren- und Turbinen-Union Friedrichschafen GmbH and Detroit Diesel Corporation, dated June 28, 1994, which is incorporated by reference from Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q, File No. 1-12394, filed with the Securities and Exchange Commission on November 11, 1994.

10.9.1	Amendment to FEAT Joint Development and License Agreement by and between MTU Motoren- und Turbinen-Union Friedrichschafen GmbH and Detroit Diesel Corporation, dated June 28, 1994, which is incorporated by reference from Exhibit 10.4.1 of the Company’s Quarterly Report on Form 10-Q, File No. 1-12394, filed with the Securities and Exchange Commission on November 11, 1994.

10.10	Mutual Distribution Agreement by and between Detroit Diesel Corporation and MTU Motoren- und Turbinen-Union Friedrichschafen GmbH, dated June 28, 1994, which is incorporated by reference from Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q, File No. 1-12394, filed with the Securities and Exchange Commission on November 11, 1994.

10.11	Joinder Agreement by and between Detroit Diesel Corporation, Mercedes-

Exhibit
Number	Description of Exhibit

Benz AG and Motoren- und Turbinen-Union Friedrichschafen GmbH, dated July 13, 1994, which is incorporated by reference from Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q, File No. 1-12394, filed with the Securities and Exchange Commission on November 11, 1994.

10.12	Detroit Diesel Corporation 1998 Stock Incentive Plan incorporated by reference from Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, File No. 1-12394, file with the Securities and Exchange Commission on May 14, 1999.

11.1	Statement re: Computation of Per Share Earnings

21.1	List of Subsidiaries

23.1	Consent of Deloitte & Touche LLP

24.1	Powers of Attorney of Directors and Officers of the Registrant

27	Financial Data Schedule

# Does not include certain information as to which the Company has been granted confidential treatment.

Detroit Diesel Corporation

Consolidated Statements of Income

(In millions, except per share amounts)

	Years Ended December 31,

	1999	1998	1997

Net revenues	$2,358.7	$2,250.6	$2,163.9

Cost of sales	1,798.9	1,726.0	1,669.1

Gross profit	559.8	524.6	494.8

Expenses:

Selling and administrative	368.0	355.6	338.9

Research and development	105.8	93.9	97.5

Special charge (Note 2)	—	12.5	—

Total	473.8	462.0	436.4

Earnings before interest and income taxes	86.0	62.6	58.4

Interest	7.9	11.8	12.9

Earnings before income taxes	78.1	50.8	45.5

Provision for income taxes	28.9	22.8	15.6

Net income	$49.2	$28.0	$29.9

Basic net income per share (Note 3)	$2.00	$1.13	$1.21

Diluted net income per share (Note 3)	$1.99	$1.13	$1.21

The accompanying notes are an integral part of this statement.

Detroit Diesel Corporation

Consolidated Balance Sheets

(In millions, except per share amounts)

	December 31,

	1999	1998

ASSETS

Current Assets:

Cash	$2.9	$3.2

Accounts and notes receivable, net	310.2	313.3

Inventories	344.3	344.2

Prepaid expenses, deferred charges and other current assets	10.3	14.9

Deferred tax assets	62.0	61.8

Total Current Assets	729.7	737.4

Property, Plant and Equipment:

Land and buildings	98.4	85.2

Machinery, equipment and tooling	441.7	415.8

Total Property, Plant and Equipment	540.1	501.0

Less: accumulated depreciation	226.7	191.6

Net Property, Plant and Equipment	313.4	309.4

Deferred Tax Assets	15.9	15.1

Intangible Assets, net	118.5	144.7

Other Assets	53.6	34.1

Total Assets	$1,231.1	$1,240.7

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Notes payable	$27.4	$38.3

Accounts payable	294.8	278.2

Accrued expenses	239.5	210.3

Current portion of long-term debt and capital leases	3.4	4.1

Total Current Liabilities	565.1	530.9

Long-Term Debt and Capital Leases	47.1	62.6

Other Liabilities	196.0	240.5

Deferred Tax Liabilities	24.2	28.9

Deferred Income	5.0	5.5

Commitments and Contingencies (Note 13)

Stockholders’ Equity:

Preferred Stock, par value $.01 per share: authorized 10 million shares; no shares issued	—	—

Common Stock, par value $.01 per share: authorized 40 million shares; 24.7 million shares issued	.2	.2

Additional paid-in capital	224.3	224.2

Treasury stock (Note 4)	(20.6)	—

Accumulated other comprehensive income	(14.0)	(18.9)

Retained earnings	203.8	166.8

Total Stockholders’ Equity	393.7	372.3

Total Liabilities and Stockholders’ Equity	$1,231.1	$1,240.7

The accompanying notes are an integral part of this statement.

Detroit Diesel Corporation

Consolidated Statements of Stockholders’ Equity

(In millions)

	Years Ended December 31, 1999, 1998 and 1997

						Accumulated
			Common	Additional		Other
		Common	Stock	Paid-in	Treasury	Comprehensive	Retained	Comprehensive
	Total	Stock	Amount	Capital	Stock	Income	Earnings	Income

Balance at January 1, 1997	$321.2	24.7	$0.2	$217.8	$—	$(5.7)	$108.9	$29.9

Net income	29.9						29.9

Transfer of income tax benefits	6.4			6.4

Additional minimum pension adjustment, net of taxes of $3.4 million	(7.2)					(7.2)		(7.2)

Currency translation adjustment	(5.7)					(5.7)		(5.7)

Deferred compensation on restricted stock	0.2	—	—	—	—	0.2	—	—

Comprehensive income								$17.0

Balance at December 31, 1997	344.8	24.7	0.2	224.2	—	(18.4)	138.8

Net income	28.0						28.0	28.0

Currency translation adjustment	(0.5)	—	—	—	—	(0.5)	—	(0.5)

Comprehensive income								$27.5

Balance at December 31, 1998	372.3	24.7	0.2	224.2		(18.9)	166.8

Net income	49.2						49.2	49.2

Exercise of stock options	0.1			0.1

Purchase of treasury stock, at cost	(20.6)	(1.1)			(20.6)

Dividends declared	(12.2)						(12.2)

Reduction in additional minimum pension adjustment, net of taxes of $5.3 million	9.7					9.7		9.7

Currency translation adjustment	(4.8)	—	—	—	—	(4.8)	—	(4.8)

Comprehensive income								$54.1

Balance at December 31, 1999	$393.7	23.6	$0.2	$224.3	$(20.6)	$(14.0)	$203.8

The accompanying notes are an integral part of this statement.

Detroit Diesel Corporation

Consolidated Statements of Cash Flows

(In millions)

	Years Ended December 31,

	1999	1998	1997

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$49.2	$28.0	$29.9

Adjustments to reconcile net income to net cash Provided by operating activities:

Depreciation and amortization	50.3	45.7	38.8

Changes in assets and liabilities which provided (used) cash:

Accounts and notes receivable	(6.5)	9.9	(34.5)

Inventories	(6.6)	(36.7)	(19.7)

Prepaid expenses, deferred charges and other current assets	3.9	(1.7)	6.3

Deferred taxes	(7.9)	(3.8)	8.8

Accounts payable	28.6	(22.1)	27.0

Accrued expenses and other liabilities	4.2	66.3	13.2

Intangible and other assets	2.7	(7.2)	(14.9)

Net Cash Provided By Operating Activities	117.9	78.4	54.9

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of property, plant and equipment, net	(60.8)	(42.4)	(61.9)

Investments in and advances to affiliates	(9.5)	—	(2.5)

Acquisition of subsidiaries, net	(4.6)	(10.1)	(3.3)

Net Cash Used In Investing Activities	(74.9)	(52.5)	(67.7)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net (payments on) proceeds from notes payable	(7.3)	(7.6)	30.0

Purchase of treasury stock	(20.6)	—	—

Payments of dividends	(9.3)	—	—

Net payment on other long-term borrowings	(7.1)	(16.3)	(17.1)

Net Cash Provided By Financing Activities	(44.3)	23.9	12.9

Effect of Exchange Rate Changes on Cash	1.0	(2.0)	.1

Net (Decrease) Increase In Cash	(.3)	—	.2

Cash At The Beginning Of The Year	3.2	3.2	3.0

Cash At The End Of The Year	$2.9	$3.2	$3.2

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:

Interest	$7.7	$11.6	$12.5

Income taxes	$37.2	$20.1	$5.0

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:

Issuance of debt to acquire subsidiary	$—	$—	$7.2

Reserve transferred to equity	$—	$—	$6.4

Capital lease obligations incurred	$—	$—	$.2

The accompanying notes are an integral part of this statement.

Detroit Diesel Corporation

Notes to Consolidated Financial Statements

1. ORGANIZATION AND BUSINESS

Detroit Diesel Corporation (the “Company,” “Detroit Diesel” or “DDC”) is engaged in the design, manufacture, sale and service of heavy-duty diesel and alternative fuel engines, automotive diesel engines, and engine-related products. The Company offers a complete line of diesel engines from 22 to 11,000 horsepower for the on-highway, off-road, and automotive markets. Detroit Diesel services these markets directly and through a worldwide network of more than 2,700 authorized distributors and dealers. DDC is a QS-9000 certified company.

Detroit Diesel’s major shareholders are Penske Corporation (47.6%), a closely-held diversified transportation services company, Diesel Project Development, Inc. (“DPD”) (20.9%) and public stockholders (31.5%).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Affiliated companies in which the Company owns at least 20% of the voting securities are accounted for using the equity method. All significant intercompany transactions have been eliminated in consolidation.

Foreign Currency

The Company is subject to the risk of changes in foreign currency exchange rates due to operations located outside the United States. Changes in foreign currency exchange rates are generally reported as a component of stockholders’ equity. Changes in the value of the Italian Lira, Singapore Dollar and Brazilian Real will impact the Company’s translation adjustments in the future. Additionally, the Company has recorded liabilities approximating 43.8 million Deutsche Marks as of December 31, 1999.

Accounts and Notes Receivable

The accounts and notes receivable are net of an allowance of $4.7 million and $5.0 million at December 31, 1999 and 1998, respectively. The carrying value of accounts and notes receivable approximates fair value.

Inventories

Substantially all inventories are stated at the lower of cost or market, with cost determined by the first-in, first-out method.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method. The estimated service lives range from 5 to 35 years for buildings and improvements and 5 to 28 years for machinery, computer equipment, equipment and tooling, and leasehold improvements.

Intangible Assets

The Company amortizes the excess of cost over fair value of net assets acquired (Goodwill) on a straight-line basis over periods ranging from 5 to 40 years and other intangible assets over periods ranging from 3 to 30 years. Intangible assets are reported net of accumulated amortization of $34.1 million and $26.4 million at December 31, 1999 and 1998, respectively. The Company periodically evaluates the carrying value of its intangible assets for impairment. This evaluation is based principally on the projected, undiscounted cash flows generated by the related tangible assets.

Income Taxes

Deferred tax assets and liabilities reflect the impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Special Charge

The Company recorded a special charge during 1998 of $12.5 million related to agreements with the U.S. Environmental Protection Agency (“EPA”), the California Air Resources Board (“CARB”) and major heavy-duty engine manufacturers. The special charge is payable in four annual installments, the first of which was paid in July 1999.

Product Coverage Programs

Estimated costs of product coverage, including warranty, are charged to operations at the time the Company sells its products. Such costs were $127.0 million, $113.8 million, and $103.3 million in 1999, 1998 and 1997, respectively. In addition to amounts included in accrued expenses (Note 10), other liabilities includes $71.8 million and $70.5 million at December 31, 1999 and 1998, respectively, for these programs.

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

Post-retirement and Post-employment Benefits Other than Pensions

The Company records post-retirement healthcare benefit costs during the period employees provide service to the Company. The Company funds its post-retirement healthcare benefit obligation as benefits are paid. The Company amortizes the initial accumulated benefit obligation over a 20 year period (Note 15).

The Company provides other post-employment benefits to its employees. Post-employment benefits offered include disability benefits, supplemental unemployment benefits, workers’ compensation benefits, and continuation of health care benefits and life insurance coverage. The costs of providing these other post-employment benefits are not significant.

Use of Estimates

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities reported therein. Actual results reported in future periods may differ from these estimates.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform with the classifications used in 1999.

New Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. This Statement is not expected to have a material impact on the Company’s consolidated financial statements. This Statement is effective for fiscal years beginning after June 15, 2000.

3. NET INCOME PER SHARE

Basic net income per share represents net income available to common stockholders divided by the weighted average number of common shares outstanding during the period. For the years ended December 31, 1999, 1998 and 1997 the weighted average number of shares outstanding were 24,598,000 shares, 24,702,000 shares and 24,698,000 shares, respectively.

Diluted net income per share represents net income available to common stockholders divided by the weighted average number of common shares outstanding plus the weighted average dilutive effect of the Company’s incentive stock options outstanding (See Note 16) during the period calculated using the treasury stock method. The dilutive effect of the Company’s incentive stock options for the years ended December 31, 1999, 1998 and 1997 were 76,000 shares, 52,000 shares and 81,000 shares, respectively.

Weighted average shares outstanding for the year ended December 31, 1999 were affected by a common stock repurchase program initiated during the fourth quarter (Note 4).

4. COMMON STOCK REPURCHASE PROGRAM

In November 1999, the Board of Directors approved a plan to repurchase up to 10% of the outstanding common stock of the Company either through open market purchases or negotiated transactions.

The Company has up to two years to complete repurchases under this discretionary program. During 1999, 1,090,000 shares were repurchased at a cost of approximately $20.6 million, which represented approximately 4% of the outstanding common stock of the Company.

5. INVENTORIES

At December 31 inventories consist of the following:

(In millions)	December 31,

	1999	1998

Productive	$174.3	$187.4

Service parts	109.2	106.2

Remanufacturing parts	53.1	44.3

Non-productive	7.7	6.3

Total	$344.3	$344.2

The components of productive inventory are:

Raw materials	60%	58%

Work in process	21%	23%

Finished product	19%	19%

6. INTANGIBLE ASSETS

At December 31 intangible assets, net of accumulated amortization, consist of the following:

(In millions)	December 31,

	1999	1998

Goodwill	$72.3	$82.5

Pension plan intangible asset	21.1	31.9

Other	25.1	30.3

Total	$118.5	$144.7

7. RELATED PARTY TRANSACTIONS

The Company’s payments to Penske Corporation and its affiliates, for miscellaneous expenses and other items for the years ended December 31, 1999, 1998 and 1997 were $22.0 million, $16.4 million, and $11.5 million, respectively.

During the years ended December 31, 1999, 1998 and 1997, the Company had sales to affiliates of DaimlerChrysler AG (“DaimlerChrysler”), indirect parent corporation of DPD, of $831.6 million, $728.6 million and $644.8 million, respectively. Purchases from DaimlerChrysler affiliates were $45.4 million in 1999, $61.2 million in 1998 and $45.1 million in 1997. At December 31, 1999 and 1998, the Company had accounts receivable of $81.8 million and $72.4 million, respectively due from such affiliates. Accounts payable to DaimlerChrysler affiliates were $2.9 million and $13.2 million at December 31, 1999 and 1998, respectively.

The Company is a lessee under agreements with GE Capital Corporation, a partner in a Penske Corporation affiliate, for certain manufacturing equipment. Rent expense was $6.4 million in 1999, $7.6 million in 1998 and $9.1 million in 1997. Future minimum rental payments are $6.4 million in 2000, $4.0 million in 2001 and $1.5 million in 2002.

8. SEGMENT INFORMATION

Detroit Diesel has one reportable operating segment, consistent with management’s approach of making internal operating decisions. All products produced by the Company are aggregated into one reportable operating segment, since the nature of the products, production processes, distribution methods, and the Company’s principal customers are similar. The Company’s principal customers generally consist of original equipment manufacturers (OEM’s), while the ultimate customers are major fleet carriers and end users. The Company offers a complete line of diesel engines and related products and sells its products principally in the on-highway (truck and bus), off-road (marine, military, power generation and construction and industrial) and automotive markets.

The on-highway heavy-duty truck market is the Company’s largest market and is served primarily by DDC’s four-stroke products. The on-highway market comprised approximately 65%, 60% and 56% of the Company’s net revenues for 1999, 1998 and 1997, respectively. The Company’s largest customer is DaimlerChrysler, which comprised approximately 35%, 32% and 30% of the Company’s net revenues in 1999, 1998 and 1997, respectively. Additionally, within the on-highway heavy-duty truck market, the Company’s largest OEM customers are Freightliner Corporation, Navistar International Transportation Corp., Volvo GM Heavy Truck Corporation and PACCAR Inc., from which approximately 49%, 38% and 39% of the Company’s net revenues in 1999, 1998 and 1997, respectively, were derived.

The following data include revenues based on the geographic region from which the sale was generated and long lived assets based on physical location.

Net Revenues:

(In millions)	Years Ended December 31,

	1999	1998	1997

United States	$1,679.9	$1,558.2	$1,411.9

Italy	210.7	203.7	289.2

Other foreign countries	468.1	488.7	462.8

Total	$2,358.7	$2,250.6	$2,163.9

Long Lived Assets:

(In millions)	December 31,

	1999	1998

United States	$342.4	$322.5

Italy	127.4	148.5

Other foreign countries	15.7	17.2

Total	$485.5	$488.2

9. NOTES PAYABLE, LONG-TERM DEBT AND CAPITAL LEASES

The Company and its subsidiaries have $27.4 million and $38.3 million in debt under certain short term lines of credit and bank loan agreements at December 31, 1999 and 1998, respectively, of which approximately $19.8 million is denominated in Italian Lira at December 31, 1999. The weighted average interest rate at December 31, 1999 was 4.4%. The amount available for borrowing under these agreements was approximately $105.8 million at December 31, 1999 and $93 million at December 31, 1998. The carrying value of notes payable approximates fair value.

Long-term debt and capital leases consist of the following at December 31:

(In millions)	December 31,

	1999	1998

Unsecured, revolving line of credit denominated in Italian Lira, bearing interest at 4.0%, expires in 2001	$26.0	$42.2

Unsecured lines of credit with a weighted average interest rate of 5.6%, expired in 1999	—	2.7

Government loan maturing in 2007	5.1	7.5

Various loans with a weighted average interest rate of 5.8%, due in varying installments from 2001 through 2014	9.1	11.5

Term loan bearing interest at 7.9% due in quarterly installments through 2002	9.7	—

Capital leases with a weighted average interest rate of 9.5%, due in varying installments through 2001	.6	2.8

Total long-term debt and capital leases	50.5	66.7

Less current portion	3.4	4.1

Total	$47.1	$62.6

Principal repayment requirements on long-term debt and minimum lease payments on capitalized leases are as follows:

(In millions)
		Capital
	Debt	Leases	Total

2000	$2.8	$.7	$3.5

2001	28.1	—	28.1

2002	10.2	—	10.2

2003	.3	—	.3

2004	.3	—	.3

2005 and thereafter	8.2	—	8.2

Total payments	49.9	.7	50.6

Less: amount representing interest	—	.1	.1

Total long-term debt	$49.9	$.6	$50.5

The Company has a $300 million, unsecured variable rate credit facility which expires in June 2000. This facility has several covenants which require the maintenance of a certain level of net worth, restrict the Company’s ability to incur additional debt and require maintenance of minimum interest coverage and leverage ratios. The Company expects to enter into a new credit facility during the first half of 2000. At December 31, 1999, the Company had approximately $294.7 million available under its revolving lines of credit. At December 31, 1999, approximately $30.2 million of long-term debt is denominated in Italian Lira. The carrying value of long-term debt approximates fair value.

The Company has interest rate swap agreements, which extend through May 2000 and may be extended through May 2001, that effectively converts $50 million of its variable rate debt to a fixed rate of 6.05%.

10. ACCRUED EXPENSES

At December 31 accrued expenses consist of the following:

(In millions)	December 31,

	1999	1998

Policy and warranty	$79.9	$69.3

Accrued payroll and related taxes	36.7	39.6

Other	122.9	101.4

Total	$239.5	$210.3

11. INCOME TAXES

For the years ended December 31 the Company’s provision for income taxes consists of the following:

(In millions)	Years Ended December 31,

	1999	1998	1997

Current:

Federal	$28.7	$22.1	$1.4

State & local	.6	.8	.1

Foreign	10.6	2.7	2.1

Total current	39.9	25.6	3.6

Deferred:

Federal	(6.9)	(5.4)	9.8

State and local	(.4)	(.6)	.4

Foreign	(3.7)	3.2	5.6

Enacted rate change	—	—	(3.8)

Total deferred	(11.0)	(2.8)	12.0

Total income tax provision	$28.9	$22.8	$15.6

Income before income taxes and minority interests consists of the following:

(In millions)	Years Ended December 31,

	1999	1998	1997

Domestic	$61.9	$33.0	$20.6

Foreign	16.2	17.8	24.9

Total pretax income	$78.1	$50.8	$45.5

Temporary differences which give rise to deferred tax assets and liabilities at December 31 are as follows:

(In millions)	December 31,

	1999	1998

Deferred tax assets:

Accrued expenses	$91.0	$90.7

State and local taxes	5.3	4.9

Inventory	4.9	3.0

Other	12.2	8.5

Total deferred tax assets	$113.4	$107.1

Deferred tax liabilities:

Fixed assets	$48.9	$47.4

Other	10.8	11.7

Total deferred tax liabilities	$59.7	$59.1

The consolidated income tax provision differs from the amount computed on pretax income using the U.S. statutory income tax rate for the years ended December 31 for the following reasons:

(In millions)	Years Ended December 31,

	1999	1998	1997

Federal income tax at statutory rates	$27.3	$17.7	$15.9

Increase (decrease) in taxes:

Nondeductible goodwill	1.4	1.4	1.3

State, local taxes, net	1.3	.9	.6

Foreign sales corporation benefit	(2.6)	(3.4)	(3.6)

Foreign taxes at other than 35%	1.4	1.3	3.7

Impact of rate change on deferred taxes	—	—	(3.8)

EPA settlement	—	4.4	—

Other	.1	.5	1.5

Provision for income taxes	$28.9	$22.8	$15.6

Effective tax rate	37.0%	44.9%	34.2%

In 1997, the Company reassessed its deferred taxes associated with tax losses which were acquired with the purchase of VM Motori S.p.A. (“VM”) in 1995. These loss carryforwards were realized by VM during 1997. The review resulted in a reduction in deferred tax liabilities and goodwill of approximately $6.3 million.

The Company has not recorded deferred taxes on the undistributed earnings of foreign subsidiaries which are deemed to be indefinitely reinvested. Such undistributed earnings aggregate to approximately $27.3 million, $22.0 million and $17.9 million at December 31, 1999, 1998 and 1997, respectively.

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has the following derivative financial instruments at December 31:

(In millions)
	Notional	Carrying	Fair
	Amount	Value	Value

1999

Interest rate swap agreements	$50.0	$—	$—

1998

Interest rate swap agreements	$50.0	$—	$(1.2)

The fair value of the interest rate swap agreements was determined using prevailing spot rates at December 31, 1999 and 1998, and discounted as applicable.

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

Facilities purchased or leased since the Company began operations are typically subject to an environmental audit before commencing operations. Several of such facilities have been subject to remediation activities due to non-compliance with applicable regulations. Amounts expended in such remediation activities have generally been insignificant or have been covered under indemnity agreements from prior owner/operators and none have individually or in the aggregate been considered material to the Company’s financial position or results of operations.

At December 31, 1999, the Company was contingently liable for letters of credit of $12.8 million and bank guarantees of $14.6 million. The Company had commitments of approximately $11.0 million to complete various capital projects.

The Company leases its United States production facility and administrative offices, certain distributor and remanufacturing facilities, certain production machinery, equipment and tooling, its parts distribution center and various transportation and office equipment. Certain leased properties are subleased to distributors. The leases have terms of varying lengths and substantially all are accounted for as operating leases. Certain of the leases contain several covenants which require the maintenance of a certain level of net worth, restrict the Company’s ability to incur additional debt and require the maintenance of minimum interest coverage and leverage ratios.

In accordance with the terms of the 1998 EPA and CARB settlement agreements, the Company has committed to advanced research and development activities over the next four years to generate further emission reductions. These expenditures will be made as a part of the Company’s continuing environmental research and development efforts.

The Company believes it has adequate sources for the supply of raw materials and components for its manufacturing requirements. The Company’s suppliers are located primarily in North America and Western Europe. The Company has a policy of strengthening its supplier relationships by concentrating its purchases for particular parts over a limited number of suppliers in order to maintain quality and cost control and to increase the suppliers’ commitment to the Company. The Company relies upon, and expects to continue to rely upon, several single source suppliers for critical components.

Future minimum payments under non-cancelable operating leases and other commitments, including related party leases, at December 31, 1999 are: $20.7 million in 2000; $16.7 million in 2001; $12.7 million in 2002; $10.1 million in 2003; $9.5 million in 2004 and $46.5 million in the year 2005 and thereafter.

Rental expense for the years ended December 31 are as follows:

(In millions)	Years Ended December 31,

	1999	1998	1997

Rentals	$18.8	$23.0	$24.2

Less: sublease rentals	1.7	2.5	2.9

Net rentals	$17.1	$20.5	$21.3

The Company’s primary production facility located in Michigan employs approximately 2,000 employees represented by the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America, Local 163 under a six-year collective bargaining agreement which expires on October 30, 2004.

14. PENSION AND OTHER EMPLOYEE BENEFITS

The Company has defined benefit pension plans covering the majority of its employees. Benefits for salaried employees are provided under an account balance type of defined benefit plan, under which the benefit is determined primarily on the basis of annual contributions, with a minimum benefit related to an employee’s highest average annual compensation determined over a 60-month period selected out of the 120-month period immediately prior to retirement. Benefits for eligible hourly employees are provided primarily on the basis of a monthly amount for each year of credited service. The types of assets held by the plans include equity, fixed income and real estate funds. It is the Company’s policy to make contributions to these plans to meet funding levels required by the Employee Retirement Income Security Act of 1974.

The following tables set forth the plans’ changes in benefit obligations, changes in plan assets, amount recognized in the Company’s balance sheet, assumptions, and components of net periodic benefit cost at December 31:

Change in benefit obligation:

(In millions)	December 31,

	1999	1998

Benefit obligation at beginning of year	$371.3	$320.6

Service cost	9.9	9.8

Interest cost	26.4	22.6

Amendments	—	20.7

Actuarial (gain)/loss	(16.0)	17.7

Benefits paid	(22.1)	(20.1)

Benefit obligation at end of year	$369.5	$371.3

Change in plan assets:

(In millions)	December 31,

	1999	1998

Fair value of plan assets at beginning of year	$287.4	$267.4

Actual return on plan assets	51.3	34.4

Employer contribution	15.2	5.7

Benefits paid	(22.1)	(20.1)

Fair value of plan assets at end of year	$331.8	$287.4

Funded status	$(37.7)	$(83.9)

Unrecognized actuarial (gain)/loss	(9.1)	30.6

Unrecognized prior service cost	34.5	37.5

Net amount recognized	$(12.3)	$(15.8)

Amounts recognized in the statement of financial position consist of:

(In millions)	December 31,

	1999	1998

Accrued benefit liability	$(33.4)	$(62.7)

Intangible asset	21.1	31.9

Accumulated other comprehensive income	—	9.7

Deferred taxes	—	5.3

Net amount recognized	$(12.3)	$(15.8)

Weighted average assumptions:

	December 31,

	1999	1998

Discount rate	7.75%	7.0%

Expected return on plan assets	12.00%	11.0%

Components of net periodic benefit cost:

(In millions)	Years Ended December 31,

	1999	1998	1997

Service cost	$9.9	$9.8	$8.1

Interest cost	26.4	22.6	21.6

Expected return on plan assets	(30.2)	(25.9)	(22.4)

Amortization of prior service costs	3.0	1.4	1.4

Recognized actuarial loss	2.6	2.0	1.3

Net periodic benefit cost	$11.7	$9.9	$10.0

The Company also sponsors other defined contribution plans, including deferred savings plans, covering a majority of its domestic employees. Employee contributions are based on a percentage of payroll.

Certain plans require the Company to make matching contributions based on a percentage of employee contributions. They also provide for the employer to make discretionary contributions. Where contributions are made, amounts are based on a percentage of payroll for eligible employees. Contributions to these plans in 1999, 1998 and 1997 totaled $8.1 million, $7.6 million and $6.8 million, respectively.

The Company maintains profit sharing programs covering all of its domestic employees and cash and stock bonus incentive plans covering certain senior officers and other eligible employees. Contributions to these programs are based on income before interest and taxes or earnings before taxes.

The Company’s Italian subsidiary, VM, accrues employee termination indemnities in accordance with local civil and labor laws based upon each employee’s length of service, employment category and remuneration. There are no vesting periods or funding requirements associated with this liability and benefits are payable immediately upon separation. The liability is adjusted annually by a cost-of-living index provided by the Italian government. The cost of providing these benefits during 1999, 1998 and 1997 approximated $1.8 million, $1.8 million and $1.9 million, respectively. The termination liability recorded in the balance sheet is the amount to which the employee would be entitled upon separation from the Company.

15. POST-RETIREMENT BENEFITS OTHER THAN PENSIONS

The Company provides certain health care benefits for retired employees. Eligibility is based on years of service and requires employees to remain employed until retirement age. These benefits are either self-insured or are provided through health insurance plans.

The following tables set forth the plans’ changes in benefit obligations, changes in plan assets, amount recognized in the Company’s balance sheet, and components of net periodic benefit cost at December 31:

Change in benefit obligation:

(In millions)	December 31,

	1999	1998

Benefit obligation at beginning of year	$104.2	$100.2

Service cost	1.2	1.4

Interest cost	7.6	6.9

Actuarial gain	(2.9)	(.4)

Benefits paid	(5.1)	(3.9)

Benefit obligation at end of year	$105.0	$104.2

Reconciliation of funded status:

(In millions)	December 31,

	1999	1998

Funded status	$(105.0)	$(104.2)

Unrecognized transition obligation	33.8	36.4

Unrecognized actuarial loss	11.9	15.5

Unrecognized prior service cost	.5	.6

Liability recorded in the balance sheet	$(58.8)	$(51.7)

Components of net periodic benefit cost:

(In millions)	Years Ended December 31,

	1999	1998	1997

Service cost	$1.2	$1.4	$1.4

Interest cost	7.6	6.9	6.7

Amortization of transition obligation	2.6	2.6	2.6

Amortization of prior service costs	.1	.1	.1

Recognized actuarial loss	.8	.4	.1

Net periodic benefit cost	$12.3	$11.4	$10.9

For measurement purposes, a 6.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for all years. The discount rate used to calculate the benefit obligation was 7.75% and 7.0% for the years ended December 31, 1999 and 1998, respectively. The health care cost trend rate assumption has an effect on the amount reported. Changing the assumed health care cost trends by one percentage point in each year would change the accumulated post-retirement benefit obligation as of December 31, 1999 by approximately $0.6 million, but net periodic post-retirement benefit cost would not be affected for 2000, consistent with 1999. The estimate incorporates defined dollar limits on Company costs for post-retirement benefits and is supplemented by amounts contributed by the Company and the UAW to a fund that can be used to reimburse costs which exceed the plan coverage limits.

16. STOCK INCENTIVE PLAN

The Company has stock incentive plans, adopted in 1993 and 1998, and has reserved shares of common stock for issuance pursuant to those plans. All shares under the 1993 plan have been issued and the entire balance of the 1.2 million options reserved under the 1998 plan remain unissued. Under the plans, the Company can grant restricted or unrestricted stock, stock appreciation rights, non-qualified options and options qualifying as incentive stock options under the Internal Revenue Code of 1986, as amended.

The term of an option cannot exceed 10 years from the grant date and the option price may not be less than market value at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25 and related interpretations. No compensation cost has been recognized for stock option grants since the options have exercise prices of not less than the market value of the Company’s common stock at the date of the grant. If compensation cost for stock option grants had been determined based on the fair value at the grant dates for 1999, 1998, and 1997 consistent with Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), the Company’s net income and net income per share would not be materially different than the amounts presented in the accompanying Statements of Income. Under SFAS No. 123, the fair value of each option is estimated on the date of the grant using an option pricing model with assumptions for dividend yield, volatility, risk-free interest and expected life. The Company estimated the fair value of the options granted in 1998 and 1997 according to the following assumptions: dividend yield of zero, expected price volatility of 32%, risk-free interest rates of 6% and expected lives of five years.

Options exercisable as of December 31 were 572,779 shares in 1999, 460,779 shares in 1998 and 362,750 shares in 1997 at a weighted-average option price of $20.40, $20.15 and $20.44, respectively. The option shares outstanding at December 31, 1999 have a range of exercise prices between $17.00 and $23.94, a weighted average exercise price of $20.44 and a weighted average remaining life of 6.1 years.

A summary of options granted under the Company’s stock incentive plans as of December 31 and changes during the years then ended is presented below:

	Years Ended December 31,

	1999		1998		1997

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Options, beginning of year	904,685	$20.25	694,560	$19.49	474,060	$20.58

Granted	—	$—	219,250	$22.69	243,000	$17.47

Exercised	(2,625)	$19.11	(1,750)	$18.71	(4,500)	$21.04

Forfeited	(49,875)	$17.23	(7,375)	$21.03	(18,000)	$20.68

Options, end of year	852,185	$20.44	904,685	$20.25	694,560	$19.49

Weighted average fair value of options granted during the year		$—		$1,937,663		$1,602,759

17. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(In millions, except per share amounts)
	First Quarter		Second Quarter		Third Quarter			Fourth Quarter

	1999	1998	1999	1998	1999	1998		1999	1998

Net revenues	$591.5	$588.8	$585.2	$556.3	$588.2	$543.0		$593.8	$562.5

Gross profit	139.2	134.4	140.1	131.0	140.0	127.5		140.5	131.7

Net income (loss)	12.5	9.7	12.8	10.4	11.9	(2.4	)(1)	12.0	10.3

Basic and diluted net income (loss) per share	$.51	$.39	$.52	$.42	$.48	$(.10	)(1)	$.49	$.42

(1)	Includes a $12.5 million special charge related to agreements with the EPA and CARB. Excluding this charge, net income would have been $10.1 million, or $.41 per share.

Detroit Diesel Corporation

Report of Management

The consolidated financial statements of Detroit Diesel Corporation have been prepared by management and have been audited by Detroit Diesel Corporation’s independent auditors, Deloitte & Touche LLP. Management is responsible for the consolidated financial statements, which have been prepared in conformity with generally accepted accounting principles and include amounts based on management’s judgments.

Management is also responsible for maintaining internal accounting control systems designed to provide reasonable assurance, at appropriate cost, that assets are recorded in accordance with established policies and procedures. Detroit Diesel Corporation’s systems are under continuing review and are supported by, among other things, business conduct and other written guidelines, an internal audit function and the selection and training of qualified personnel.

The Board of Directors is responsible for the Company’s financial and accounting policies, practices and reports. Its Audit Committee, comprised of outside directors, meets regularly with the independent auditors, representatives of management and the internal auditors to discuss and make inquiries into their activities. Both the independent auditors and the internal auditors have free access to the Audit Committee, with and without management representatives in attendance, to discuss the results of the audit, the adequacy of internal accounting controls, and the quality of the financial reporting.

It is management’s conclusion that the system of internal accounting controls at December 31, 1999 provides reasonable assurance that the books and records reflect the transactions of the Company and that the Company has complied with its established policies and procedures.

/s/ Roger S. Penske

Chairman

/s/ Robert E. Belts

Senior Vice President — Finance and CFO

January 28, 2000

Independent Auditors’ Report

To the Board of Directors and Shareholders of
Detroit Diesel Corporation

We have audited the accompanying consolidated balance sheets of Detroit Diesel Corporation and subsidiaries (the “Company”) as of December 31, 1999 and 1998 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP

Detroit, Michigan
January 28, 2000

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of
Detroit Diesel Corporation

We have audited the consolidated financial statements of Detroit Diesel Corporation and subsidiaries (the “Company”) as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated January 28, 2000; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of Detroit Diesel Corporation and subsidiaries, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Detroit, Michigan
January 28, 2000

DETROIT DIESEL CORPORATION

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

		Additions

		Charged to		Deductions-
	Balance	costs and	Charged to	write-offs and	Balance
	January 1	expenses	other accounts	disposals	December 31

DOUBTFUL ACCOUNTS RESERVES

For the Year Ended December 31,
1999	$4,977	$2,024	—	$(2,297)	$4,704

1998	$4,430	$4,162	—	$(3,615)	$4,977

1997	$6,105	$2,959	—	$(4,634)	$4,430

INVENTORY RESERVES

For the Year Ended December 31,
1999	$11,006	$3,501	—	$(3,113)	$11,394

1998	$10,351	$3,637	—	$(2,982)	$11,006

1997	$11,014	$3,226	—	$(3,889)	$10,351

TAX VALUATION ALLOWANCE

For the Year Ended December 31,
1999	—	—	—	—	—

1998	—	—	—	—	—

1997	$2,685	—	—	$(2,685)	$—

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DETROIT DIESEL CORPORATION

By:	/s/ Charles G. McClure Charles G. McClure President and Chief Executive Officer (Principal Executive Officer)

March 17, 2000

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Roger S. Penske Roger S. Penske	Chairman of the Board and Director	March 17, 2000

/s/ Robert E. Belts Robert E. Belts (Principal Financial and Accounting Officer)	Senior Vice President-Finance and Chief Financial Officer	March 17, 2000

/s/ Ludvik F. Koci Ludvik F. Koci	Vice Chairman and Director	March 17, 2000

/s/ Charles G. McClure Charles G. McClure	President, Chief Executive Officer and Director	March 17, 2000

Signatures	Title	Date

/s/ Eckhard Cordes * Eckhard Cordes	Director	March 17, 2000

/s/ John E. Doddridge * John E. Doddridge	Director	March 17, 2000

/s/ Richard M. Donnelly * Richard M. Donnelly	Director	March 17, 2000

/s/ William E. Hoglund * William E. Hoglund	Director	March 17, 2000

/s/ Gary G. Jacobs * Gary G. Jacobs	Director	March 17, 2000

/s/ Joseph F. Welch * Joseph F. Welch	Director	March 17, 2000

/s/ R. Jamison Williams, Jr. * R. Jamison Williams, Jr.	Director	March 17, 2000

/s/ Dieter E. Zetsche * Dieter E. Zetsche	Director	March 17, 2000

*By: /s/ John F. Farmer

John F. Farmer Vice President - General Counsel Attorney-in-Fact

EXHIBIT INDEX

The following constitutes the exhibits to the report on Form 10-K of the Company for the year ended December 31, 1999:

Exhibit		Sequential
Number	Description of Exhibit	Page Number

3.1	Certificate of Incorporation, as amended, which is incorporated by reference from Exhibit 3.1 of the Company’s Registration Statement on Form S-1, File No. 33-66760, filed with the Securities and Exchange Commission on July 30, 1993, as amended.	N/A

3.2	Amended and Restated Bylaws of Detroit Diesel Corporation, which is incorporated by reference from Exhibit 3.2 of the Company’s Registration Statement on Form S-1, File No. 33-66760, filed with the Securities and Exchange Commission on July 30, 1993, as amended.	N/A

4.1	Termination, Replacement and Restatement Agreement dated as of June 7, 1995 among Detroit Diesel Corporation, the Lenders listed on Exhibit A and Chemical Bank, as agent for the lenders, which is incorporated by reference from Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, File No. 1-12394, filed with the Securities and Exchange Commission on August 10, 1995.	N/A

4.1.1	First Amendment to the Termination, Replacement and Restatement Agreement, dated November 22, 1996, among Detroit Diesel Corporation, the several banks and other financial institutions and Chemical Bank, as agent for the Lenders and the predecessor in interest of The Chase Manhattan Bank, now acting as agent for the Lenders, which is incorporated by reference from Exhibit 4.1.1 of the Company’s Annual Report on Form 10-K, File No. 1-12394, filed with the Securities and Exchange Commission on March 27, 1997.	N/A

4.1.2	Second Amendment to the Termination, Replacement and Restatement Agreement dated February 27, 1998, among Detroit Diesel Corporation, the several banks and other financial institutions parties thereto and Chemical Bank, as agent for the Lenders and the predecessor in interest of the Chase Manhattan Bank, now acting as agent for the Lenders, which is	N/A

Exhibit		Sequential
Number	Description of Exhibit	Page Number

incorporated by reference from Exhibit 4 of the Company’s Quarterly Report on Form 10-Q, File No. 1-12394, filed with the Securities and Exchange Commission on May 14, 1998.

4.2	Specimen Form of Certificate for Common Stock, which is incorporated by reference from Exhibit 4.4 of the Company’s Registration Statement on Form S-1, File No. 33-66760, filed with the Securities and Exchange Commission on July 30, 1993, as amended.	N/A

	Long-term debt instruments and credit facility agreements of the Detroit Diesel Corporation, under each of which the authorized debt is equal to less than 10% of the total assets of the Detroit Diesel Corporation and its subsidiaries on a consolidated basis, are not filed as exhibits to this report. Detroit Diesel Corporation agrees to furnish to the Commission, upon request, copies of any such unfiled instruments.	N/A

10.1	Form of 1993 Stock Incentive Plan, which is incorporated by reference from Exhibit 10.1 of the Company’s Registration Statement on Form S-1, File No. 33-66760, filed with the Securities and Exchange Commission on July 30, 1993, as amended.	N/A

10.1.1	Form of 1993 Stock Incentive Plan Restricted Stock Award and Deferred Stock Award, which is incorporated by reference from Exhibit 10.1.1 of the Company’s Registration Statement on Form S-1, File no. 33-66760, filed with the Securities and Exchange Commission on July 30, 1993, as amended.	N/A

10.2	Collaboration Agreement, dated as of January 31, 1993, between Detroit Diesel Corporation and Mercedes-Benz AG, which is incorporated by reference from Exhibit 10.2 of the Company’s Registration Statement on Form S-1, File No. 33-66760, filed with the Securities and Exchange Commission on July 30, 1993, as amended.	N/A

10.3	Financing Agreement between Diesel Project Development, Inc. and Detroit Diesel Corporation, dated as of April 30,	N/A

Exhibit		Sequential
Number	Description of Exhibit	Page Number

1993, which is incorporated by reference from Exhibit 10.5 of the Company’s Registration Statement on Form S-1, File No. 33-66760, filed with the Securities and Exchange Commission on July 30, 1993, as amended.

10.4	Amended and Restated Lease Agreement by and between Corporate Property Associates 8, L.P., and Corporate Property Associates 9, L.P. and Detroit Diesel Corporation, dated as of May 24, 1994, which is incorporated by reference from Exhibit 10.6 of Amendment No. 1 to the Company’s Registration Statement on Form S-1, File No. 33-79286, filed with the Securities and Exchange Commission on June 15, 1994.	N/A

10.5	Lease Agreement, dated June 30, 1988, between the Timken Company and Detroit Diesel Corporation, which is incorporated by reference from Exhibit 10.7 of the Company’s Registration Statement on Form S-1, File No. 33-66760, filed with the Securities and Exchange Commission on July 30, 1993, as amended.	N/A

10.6	Master Lease Agreement between Detroit Diesel Corporation and GECC, dated as of May 26, 1992, which is incorporated by reference from Exhibit 10.11 of the Company’s Registration Statement on Form S-1, File No. 33-66760, filed with the Securities and Exchange Commission on July 30, 1993, as amended.	N/A

10.7	Employment Agreement, dated February 1, 1989, between Penske Transportation, Inc. and A. Gordon Clark, as amended, assumed by Detroit Diesel Corporation, which is incorporated by reference from Exhibit 10.19 of the Company’s Registration Statement on Form S-1, File No. 33-66760, filed with the Securities and Exchange Commission on July 30, 1993, as amended.	N/A

10.7.1	Second Amendment to Employment Agreement dated as of January 31, 1995, between Detroit Diesel Corporation, as assignee of Penske Transportation, Inc., and A. Gordon Clark, which is incorporated by reference from Exhibit 10.12.1 of the Company’s Annual Report on Form 10-K, File No. 1-12394, filed with the Securities and Exchange Commission on March 31, 1995, as amended.	N/A

10.7.2	Third Amendment to Employment Agreement dated as of	N/A

Exhibit		Sequential
Number	Description of Exhibit	Page Number

January 31, 1998, between Detroit Diesel Corporation, as assignee of Penske Transportation, Inc., and A. Gordon Clark.

#10.8	TED Joint Development and License Agreement by and among Detroit Diesel Corporation and Mercedes-Benz Aktiengesellschaft and MTU Motoren- und Turbinen-Union Friedrichschafen GmbH, dated September 5, 1994, which is incorporated by reference from Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q, File No. 1-12394, filed with the Securities and Exchange Commission on November 11, 1994.

#10.9	FEAT Joint Development and License Agreement by and between MTU Motoren- und Turbinen-Union Friedrichschafen GmbH and Detroit Diesel Corporation, dated June 28, 1994, which is incorporated by reference from Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q, File No. 1-12394, filed with the Securities and Exchange Commission on November 11, 1994.	N/A

10.9.1	Amendment to FEAT Joint Development and License Agreement by and between MTU Motoren- und Turbinen-Union Friedrichschafen GmbH and Detroit Diesel Corporation, dated June 28, 1994, which is incorporated by reference from Exhibit 10.4.1 of the Company’s Quarterly Report on Form 10-Q, File No. 1-12394, filed with the Securities and Exchange Commission on November 11, 1994.	N/A

10.10	Mutual Distribution Agreement by and between Detroit Diesel Corporation and MTU Motoren- und Turbinen-Union Friedrichschafen GmbH, dated June 28, 1994, which is incorporated by reference from Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q, File No. 1-12394, filed with the Securities and Exchange Commission on November 11, 1994.	N/A

10.11	Joinder Agreement by and between Detroit Diesel Corporation, Mercedes-Benz AG and Motoren- und Turbinen-Union Friedrichschafen GmbH, dated July 13, 1994, which is incorporated by reference from Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q, File No. 1-12394, filed with the Securities and Exchange Commission on November 11, 1994.	N/A

Exhibit		Sequential
Number	Description of Exhibit	Page Number

10.12	Detroit Diesel Corporation 1998 Stock Incentive Plan incorporated by reference from Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, File No. 1-12394, file with the Securities and Exchange Commission on May 14, 1999.

11.1	Statement re: Computation of Per Share Earnings	63

21.1	List of Subsidiaries	64

23.1	Consent of Deloitte & Touche LLP	65

24.1	Powers of Attorney of Directors and Officers of the Registrant	66

27	Financial Data Schedule	74

#	Does not include certain information as to which the Company has been granted confidential treatment.