Form 10-Q
period 2000-03-31
DETROIT DIESEL CORP
filed 2000-05-15
CIK 910058

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000.

Or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to ______________.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Common Stock $0.01 Par Value	23,147,091 Shares
Class	Outstanding at May 5, 2000

This report contains 15 pages. The exhibit index is on page 14.

Item 1. Financial Statements
DETROIT DIESEL CORPORATION CONSOLIDATED BALANCE SHEETS
DETROIT DIESEL CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS
DETROIT DIESEL CORPORATION NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
PART II — OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
EXHIBIT INDEX

Page No.
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Consolidated Statements of Income for the Three months Ended March 31, 2000 and 1999	3

Consolidated Balance Sheets at March 31, 2000 and December 31, 1999	4

Consolidated Statements of Cash Flows for the Three months Ended March 31, 2000 and 1999	5

Notes to Unaudited Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

PART II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.	12

Item 6. Exhibits and Reports on Form 8-K.	12

SIGNATURE	13

EXHIBIT INDEX	14

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

DETROIT DIESEL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three months ended March 31,

	2000	1999

Net revenues	$536.2	$591.5

Cost of sales	402.5	452.3

Gross profit	133.7	139.2

Expenses:

Selling and administrative	89.1	92.4

Research and development	26.6	24.6

Total	115.7	117.0

Income before interest and income taxes	18.0	22.2

Interest	2.2	2.3

Income before income taxes	15.8	19.9

Provision for income taxes	5.7	7.4

Net income	$10.1	$12.5

Basic and diluted net income per share	$.43	$.51

See accompanying Notes to Unaudited Consolidated Financial Statements.

DETROIT DIESEL CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	March 31,	December 31,

	2000	1999

	(Unaudited)
ASSETS

Current Assets:

Cash	$4.0	$2.9

Accounts and notes receivable, net	328.8	310.2

Inventories	350.6	344.3

Prepaid expenses, deferred charges and other current assets	15.2	10.3

Deferred tax assets	52.1	62.0

Total Current Assets	750.7	729.7

Property, Plant and Equipment:

Land and buildings	97.3	98.4

Machinery, equipment and tooling	447.3	441.7

Total Property, Plant and Equipment	544.6	540.1

Less: accumulated depreciation	234.2	226.7

Net Property, Plant and Equipment	310.4	313.4

Deferred Tax Assets	15.3	15.9

Intangible Assets, net	114.4	118.5

Other Assets	55.3	53.6

Total Assets	$1,246.1	$1,231.1

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Notes payable	$44.2	$27.4

Accounts payable	289.4	294.8

Accrued expenses	224.6	239.5

Current portion of long-term debt and capital leases	2.4	3.4

Total Current Liabilities	560.6	565.1

Long-Term Debt and Capital Leases	83.4	47.1

Other Liabilities	181.1	196.0

Deferred Tax Liabilities	22.8	24.2

Deferred Income	4.8	5.0

Commitments and Contingencies (Note 5) Stockholders’ Equity:

Preferred Stock, par value $.01 per share: authorized 10 million shares; no shares issued	—	—

Common Stock, par value $.01 per share: authorized 40 million shares; 24.7 million shares issued	.2	.2

Additional paid-in capital	224.3	224.3

Treasury stock, at cost (Note 9)	(26.7)	(20.6)

Accumulated other comprehensive income	(15.4)	(14.0)

Retained earnings	211.0	203.8

Total Stockholders’ Equity	393.4	393.7

Total Liabilities and Stockholders’ Equity	$1,246.1	$1,231.1

      See accompanying Notes to Unaudited Consolidated Financial Statements.

DETROIT DIESEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)
(Unaudited)

	Three months ended
	March 31,

	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$10.1	$12.5

Adjustments to reconcile net income to net cash Provided by (used in) operating activities:

Depreciation and amortization	11.7	13.8

Changes in assets and liabilities which provided (used) cash:

Accounts and notes receivable	(20.8)	(61.9)

Inventories	(7.9)	(6.8)

Prepaid expenses, deferred charges and other current assets	(5.0)	.4

Deferred taxes	10.3	(.4)

Accounts payable	(2.5)	36.1

Accrued expenses and other liabilities	(28.5)	12.2

Intangible and other assets	(2.0)	(2.8)

Net Cash (Used In) Provided By Operating Activities	(34.6)	3.1

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of property, plant and equipment, net	(10.0)	(7.2)

Acquisition of subsidiaries	—	(5.0)

Net Cash Used In Investing Activities	(10.0)	(12.2)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from notes payable	18.0	.6

Net proceeds from other long-term borrowings	36.8	6.8

Purchase of treasury stock	(6.1)	—

Payment of dividend	(3.0)	—

Net Cash Provided By Financing Activities	45.7	7.4

Effect of Exchange Rate Changes on Cash	—	.9

Net Increase (Decrease) In Cash	1.1	(.8)

Cash At The Beginning Of The Period	2.9	3.2

Cash At The End Of The Period	$4.0	$2.4

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:

Interest	$2.2	$2.1

Income taxes	$1.7	$6.7

      See accompanying Notes to Unaudited Consolidated Financial Statements.

DETROIT DIESEL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Financial Statements.

      The accompanying unaudited consolidated financial statements have been prepared by management and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Detroit Diesel Corporation and its majority-owned subsidiaries (“Detroit Diesel” or the “Company”) as of March 31, 2000 and the results of its operations and cash flows for the three-month periods ended March 31, 2000 and 1999.

      The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s 1999 Annual Report to Stockholders. The results of operations for the three-month period ended March 31, 2000, will not necessarily be indicative of the operating results for the full year.

Note 2 — Inventories.

      Inventories (principally using the first-in, first-out method) consist of the following:

(In millions)	March 31,	December 31,

	2000	1999

	(Unaudited)
Productive	$178.0	$174.3

Service parts	109.9	109.2

Remanufactured parts	55.0	53.1

Non-productive	7.7	7.7

Total	$350.6	$344.3

The components of productive inventory are:

Raw materials	55%	60%

Work in process	24%	21%

Finished product	21%	19%

Note 3 — Intangible Assets.

      Intangible assets include goodwill of $69.4 million and $72.3 million at March 31, 2000 and December 31, 1999, respectively. Accumulated amortization of intangible assets as of March 31, 2000 and December 31, 1999 was $35.8 million and $34.1 million, respectively.

Note 4 — Net Income Per Share.

(In millions, except per share data)	March 31,	March 31,

	2000	1999

Net income applicable to common shares	$10.1	$12.5

Weighted average common shares outstanding:

Basic	23,487,700	24,703,600

Dilutive effect	8,900	77,800

Income per common share:

Basic	$0.43	$0.51

Diluted	$0.43	$0.51

Note 5 — Commitments and Contingencies.

      The Company is contingently liable for letters of credit and guarantees to banks aggregating $26.5 million at March 31, 2000.

Note 6 — Comprehensive Income.

      The reconciliation of net income to comprehensive income is as follows:

(In millions)	Three months ended March 31,

	2000	1999

Net income	$10.1	$12.5

Currency translation adjustment	(1.4)	(2.7)

Comprehensive income	$8.7	$9.8

Note 7 — Segment Information.

      Detroit Diesel has one reportable operating segment, consistent with management’s approach to making internal operating decisions. All products produced by the Company are aggregated into one reportable operating segment, since the nature of the products, production processes, distribution methods and the Company’s principal customers are similar. There have been no changes in reportable operating segments of the Company during the period.

Note 8 — Dividend.

      During the first quarter of 2000 the Company declared a normal quarterly dividend equal to $.125 per share outstanding or $2.9 million. The dividend was paid during April 2000.

Note 9 — Treasury Stock

      Treasury stock consists of 1.4 million and 1.1 million common shares at March 31, 2000 and December 31, 1999, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results
of Operations

Overview

      Detroit Diesel Corporation reported net revenues for the quarter of $536 million, compared to record first quarter 1999 revenues of $592 million. Net income for the quarter was $10.1 million, or $.43 per share, compared to $12.5 million, or $.51 per share, in 1999. First quarter 2000 results were impacted by a softening in the North American on-highway heavy-duty truck market. Series 60 unit volume in the on-highway market was 17% lower than the same period in 1999. Series 2000 and Series 4000 unit volumes, however, reflected significant gains due to strengthening off-road markets. Off-road customers continue to transition from two-cycle to four-cycle offerings with positive results for the Company and positive feedback from customers. The parts and remanufactured products business produced strong results for the first quarter of 2000. Revenues were up 16% over the first quarter 1999 to $123 million. Strong demand for two- and four-cycle parts, increased revenues in the remanufactured products business and successful marketing initiatives have all contributed to the overall increase.

Results of Operations

      The percentage relationships between net revenues and other elements of the Company’s Consolidated Statements of Income for the comparative reporting periods were:

	Three months Ended March 31,

	2000	1999

Net revenues	100.0%	100.0%

Cost of sales	75.1	76.5

Gross profit	24.9	23.5

Expenses:

Selling and administrative	16.6	15.6

Research and development	5.0	4.2

Total	21.6	19.8

Income before interest and income taxes	3.3	3.7

Interest	.4	.4

Income before income taxes	2.9	3.3

Provision for income taxes	1.0	1.2

Net income	1.9%	2.1%

The Company’s net revenues for each of its markets were:

(In millions)	Three months Ended March 31,

	2000	1999

On-Highway	$335	$379

Off-Road	156	161

Automotive	45	52

Net revenues	$536	$592

Three months Ended March 31, 2000 Compared to the Three months Ended March 31,
1999

      Net Revenues. Net revenues for the three months ended March 31, 2000 were $536.2 million compared to $591.5 million for the comparable period in 1999. Total engine shipments for the quarter were 36,400 units compared to 42,400 units in the first quarter 1999. Revenues from parts and remanufactured products increased 16% in the first quarter to $123 million compared to $106 million in the first quarter 1999. Demand for the company’s four-cycle components remained strong in the first quarter, and revenues from two-cycle parts and remanufactured products increased compared to the first quarter 1999.

Net revenues in the on-highway market were $335 million in the first quarter compared to $379 million in the first quarter 1999. Shipments of the company’s Series 60 engine for on-highway truck applications declined 17% in conjunction with the anticipated reduced OEM production within the North American heavy-duty truck market. Shipments to the company’s coach customers continue to show steady improvement.

Net revenues in the off-road market were $156 million in the first quarter compared to $161 million in the first quarter 1999. Two-cycle engine revenues declined $39 million from the first quarter 1999 as a result of the PowerEvolution program. This decline was off-set by increased demand for the company’s Series 2000, Series 4000, and Series 60 engines for off-road applications.

Net revenues in the automotive market were $45 million in the first quarter compared to $52 million in the first quarter 1999. Shipments in the first quarter were affected by the timing of customer requirements, which were more heavily focused on the prior quarter.

      Gross Profit. Gross profit for the three months ended March 31, 2000 was $133.7 million, a decrease of $5.5 million compared to the same period in 1999. Gross margin increased 1.4 percentage points over first quarter 1999 to 24.9%. The increase in gross margin is attributed to a more favorable sales mix of the Company’s heavy-duty engines, increased sales of its service parts and remanufactured products, and material cost reductions associated with the Company’s CCVI program.

      Selling and Administrative Expenses. Selling and administrative expenses for the three months ended March 31, 2000 were $89.1 million compared to $92.4 million for the corresponding period in 1999. The decrease in selling and administrative expenses relates to lower variable costs, primarily warranty, as a result of decreased unit volumes.

      Research and Development Expenses. Research and development expenses for the three months ended March 31, 2000 were $26.6 million, compared to $24.6 million for the same period in 1999. The increase in spending is attributed to continued development of the next generation of the Series 60 on-highway truck engine, spending for expanded application of off-road products and spending on automotive initiatives aimed at securing future business opportunities.

      Interest Expense. Interest expense for the three-month period ending March 31, 2000 was $2.2 million consistent with the same period in 1999.

      Income Tax Expense. Income tax expense is reported during interim reporting periods on the basis of the Company’s estimated annual effective tax rate for the taxable jurisdictions in which the Company operates. The Company estimates that its annual effective tax rate for 2000 will be 35 - 36%.

      Net Income. Net income for the three months ended March 31, 2000 was $10.1 million compared to $12.5 million for the comparable period in 1999.

Liquidity and Capital Resources

      Historically, the Company’s primary sources of liquidity have been cash provided by operations and bank borrowings under various revolving lines of credit and bank notes. In May 2000, the Company entered into a new $500 million unsecured revolving credit facility. The $500 million facility is comprised of a five-year $300 million commitment, and a 364-day $200 million commitment. Borrowings under these agreements bear interest at LIBOR-based rates, prime-based rates and rates determined by competitive bidding among the participating banks. At March 31, 2000, the Company had $294.6 million available under its prior credit agreement. Additionally, the Company has an interest rate swap agreement which extends through May 15, 2000, and may be extended through May 2001, that effectively converts $50 million of its variable rate debt to a fixed rate of 6.05%.

      The Company’s subsidiary, VM Motori S.p.A. (“VM”), has $95.9 million in unsecured lines of credit with several banks. Included in this amount is $28.2 million in the form of a long-term revolving facility. At March 31, 2000, VM had available credit of approximately $60.0 million under lines of credit.

      Cash used in operations for the three months ended March 31, 2000 was approximately $34.6 million. Operating cash flows were affected by the timing of cash flows from trade payables and receivables, the payment of accruals which are settled annually and the change in volume related accruals such as sales incentives and warranty. Capital expenditures, net, were $10.0 million for the first three months of 2000 and were used to upgrade existing machinery, equipment and tooling.

      The Company is subject to risks of changes in foreign currency exchange rates due to its operations located outside of the United States. Changes in foreign currency exchange rates are generally reported as a component of stockholders’ equity for the Company’s foreign subsidiaries reporting in local currencies and as a component of income for its foreign subsidiaries using the US Dollar as the functional currency. Changes in the value of the Italian Lira, Singapore Dollar and

Brazilian Real impact the Company’s translation adjustments. Changes in the value of the Mexican Peso could affect the Company’s results of operations and financial position. Additionally, the Company has recorded liabilities approximating 19.7 million in Deutschmarks as of March 31, 2000. Changes in the value of the Euro versus the United States Dollar could affect the Company’s results of operations and financial position.

      The Company expects that it will be able to satisfy on-going cash requirements (including capital expenditures for environmental compliance and other projects), for the next 12 months and thereafter, with cash flow from operations, supplemented, if necessary, by borrowings under its $500 million primary revolving credit facility.

Prospective Information

      Based upon recent information, the Company anticipates reduced demand in the on-highway heavy-duty truck market throughout 2000. Current information suggests a reduction of approximately 20% in the production of on-highway heavy-duty trucks from the record levels achieved in 1999. The Company has experienced lower production requirements from its major OEM customers in early 2000 as OEM’s have decreased production to compensate for lower demand. The extent of the reduced demand and the impact it will have on DDC cannot be fully assessed at this time, although the Company expects to continue to produce results consistent with the first quarter throughout the remainder of 2000.

      The Company has undertaken cost reduction programs, such as CCVI, to help offset the effect of the reduced demand in the truck market. Additionally, Series 2000 and Series 4000 engine shipments are expected to continue to increase. Improvement in the Company’s after-market service parts and remanufactured products business is also expected to be realized during 2000 and beyond. These actions are currently not expected to completely offset the overall effect of the anticipated truck market decline. The Company continues to pursue customers for its new automotive offerings both in North America and in Europe, and also will continue to pursue acquisition and investing opportunities that meet the Company’s criteria and strategic objectives.

Cautionary Statement for Purposes of “Safe Harbor” Under the Private Securities Litigation Reform Act of 1995

      This document may include projections, forecasts and other forward-looking statements about the Company, the industry in which it competes and the markets it serves. The achievement of such projections, forecasts and other forward-looking statements is subject to certain risks and uncertainties, fully detailed in the “Cautionary Statement for purposes of 'Safe Harbor' under the Private Securities Litigation Reform Act of 1995” in the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, which is on file with the Securities and Exchange Commission.

PART II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

      The Company held its annual meeting of stockholders on April 19, 2000. At this meeting the following items were submitted to a vote: (1) elect three directors to three-year terms and (2) ratify the board’s appointment of Deloitte & Touche LLP as the Company’s auditors for fiscal year 2000. The results of the voting are summarized below:

	For	Withheld	Abstain
Election of Directors:

Gary G. Jacobs	22,494,593	73,372

Joseph F. Welch	22,495,461	72,504

R. Jamison Williams, Jr.	22,433,218	134,747

Approval of Auditors:

Deloitte & Touche	22,558,633	5,567	3,765

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit Number	Description
27	Financial Data Schedule

(b) No reports on Form 8-K were required for this reporting period.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DETROIT DIESEL CORPORATION

Date: May 12, 2000	By: /s/ R. E. Belts R. E. Belts Its: Senior Vice President-Finance and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

      The following constitutes the exhibits to the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 2000:

Exhibit		Sequential
Number	Exhibit	Page Number

27	Financial Data Schedule	15