Form 10-Q
period 2000-06-30
DETROIT DIESEL CORP
filed 2000-08-11
CIK 910058

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000.

Or

( )	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to ______________.

Commission File No. 1-12394

DETROIT DIESEL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	38-2772023
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Common Stock $0.01 Par Value	23,120,291 Shares
Class	Outstanding at July 31, 2000

This report contains 16 pages. The exhibit index is on page 15.

TABLE OF CONTENTS

Page No.
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Income for the Three and Six months ended June 30, 2000 and 1999	3

Consolidated Balance Sheets at June 30, 2000 and December 31, 1999	4

Consolidated Statements of Cash Flows for the Six months ended June 30, 2000 and 1999	5

Notes to Unaudited Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

8
PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	13

SIGNATURE	14

EXHIBIT INDEX	15

Detroit Diesel Corporation Form 10-Q (continued)

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

DETROIT DIESEL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2000	1999	2000	1999

Net revenues	$538.0	$585.2	$1,074.2	$1,176.7

Cost of sales	410.2	445.1	812.7	897.4

Gross profit	127.8	140.1	261.5	279.3

Expenses:

Selling and administrative	85.5	90.0	174.6	182.4

Research and development	25.5	27.7	52.1	52.3

Interest	2.8	2.1	5.0	4.4

Total	113.8	119.8	231.7	239.1

Income before income taxes	14.0	20.3	29.8	40.2

Provision for income taxes	4.3	7.5	10.0	14.9

Net income	$9.7	$12.8	$19.8	$25.3

Basic net income per share	$.42	$.52	$.85	$1.03

Diluted net income per share	$.42	$.52	$.85	$1.02

See accompanying Notes to Unaudited Consolidated Financial Statements.

Detroit Diesel Corporation Form 10-Q (continued)

DETROIT DIESEL CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	June 30,	December 31,
	2000	1999

	(Unaudited)
ASSETS

Current Assets:

Cash	$6.7	$2.9

Accounts and notes receivable, net	321.9	310.2

Inventories	348.9	344.3

Prepaid expenses, deferred charges and other current assets	23.4	10.3

Deferred tax assets	51.9	62.0

Total Current Assets	752.8	729.7

Property, Plant and Equipment:

Land and buildings	98.3	98.4

Machinery, equipment and tooling	456.5	441.7

Total Property, Plant and Equipment	554.8	540.1

Less: accumulated depreciation	(243.9)	(226.7)

Net Property, Plant and Equipment	310.9	313.4

Deferred Tax Assets	8.7	15.9

Intangible Assets, net	113.1	118.5

Other Assets	51.6	53.6

Total Assets	$1,237.1	$1,231.1

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Notes payable	$36.8	$27.4

Accounts payable	292.7	294.8

Accrued expenses	216.1	239.5

Current portion of long-term debt and capital leases	2.8	3.4

Total Current Liabilities	548.4	565.1

Long-Term Debt and Capital Leases	79.6	47.1

Other Liabilities	184.9	196.0

Deferred Tax Liabilities	21.9	24.2

Deferred Income	4.7	5.0

Commitments and Contingencies (Note 5)

Stockholders’ Equity:

Preferred Stock, par value $.01 per share: authorized 10 million shares; no shares issued	—	—

Common Stock, par value $.01 per share: authorized 40 million shares; 24.7 million shares issued	.2	.2

Additional paid-in capital	224.3	224.3

Treasury stock, at cost (Note 9)	(28.9)	(20.6)

Accumulated other comprehensive income	(15.8)	(14.0)

Retained earnings	217.8	203.8

Total Stockholders’ Equity	397.6	393.7

Total Liabilities and Stockholders’ Equity	$1,237.1	$1,231.1

See accompanying Notes to Unaudited Consolidated Financial Statements.

Detroit Diesel Corporation Form 10-Q (continued)

DETROIT DIESEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six months ended
	June 30,

	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$19.8	$25.3

Adjustments to reconcile net income to net cash (Used in) provided by operating activities:

Depreciation and amortization	23.7	26.4

Changes in assets and liabilities which Provided (used) cash:

Accounts and notes receivable	(14.1)	(55.4)

Inventories	(6.4)	(4.6)

Prepaid expenses, deferred charges and other current assets	(13.4)	(0.8)

Deferred taxes	16.4	(2.4)

Accounts payable	2.0	39.5

Accrued expenses and other liabilities	(33.1)	22.8

Intangible and other assets	(0.3)	(2.2)

Net Cash (Used In) Provided By Operating Activities	(5.4)	48.6

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of property, plant and equipment, net	(22.3)	(21.6)

Liquidation (acquisition) of subsidiaries	1.8	(9.3)

Net Cash Used In Investing Activities	(20.5)	(30.9)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from (payments on) notes payable	10.7	(4.1)

Net proceeds from (payments on) other long-term borrowings	33.4	(10.3)

Purchase of treasury stock	(8.2)	—

Payment of dividends	(5.9)	(3.1)

Net Cash Provided By (Used In) Financing Activities	30.0	(17.5)

Effect of Exchange Rate Changes on Cash	(0.3)	0.7

Net Increase In Cash	3.8	0.9

Cash at the Beginning of the Period	2.9	3.2

Cash at the End of the Period	$6.7	$4.1

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:

Interest	$5.0	$4.2

Income taxes	$3.7	$14.7

See accompanying Notes to Unaudited Consolidated Financial Statements.

Detroit Diesel Corporation Form 10-Q (continued)

DETROIT DIESEL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Financial Statements.
      The accompanying unaudited consolidated financial statements have been prepared by management and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Detroit Diesel Corporation and its majority-owned subsidiaries (“Detroit Diesel” or the “Company”) as of June 30, 2000 and the results of its operations for the three and six month periods ended June 30, 2000 and 1999 and cash flows for the six month periods ended June 30, 2000 and 1999.
      The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s 1999 Annual Report to Stockholders. The results of operations for the six month period ended June 30, 2000 will not necessarily be indicative of the operating results for the full year.

Note 2 — Inventories.

      Inventories (principally using the first-in, first-out method) consist of the following:

	June 30,	December 31,
(In millions)	2000	1999

	(Unaudited)
Productive	$174.8	$174.3

Service parts	108.9	109.2

Remanufactured parts	58.9	53.1

Non-productive	6.3	7.7

Total	$348.9	$344.3

The components of productive inventory are:

Raw materials	54%	60%

Work in process	25%	21%

Finished product	21%	19%

Note 3 — Intangible Assets.
      Intangible assets include goodwill of $68.7 million and $72.3 million at June 30, 2000 and December 31, 1999, respectively. Accumulated amortization of intangible assets as of June 30, 2000 and December 31, 1999 was $37.3 million and $34.1 million, respectively.

Detroit Diesel Corporation Form 10-Q (continued)

Note 4 — Net Income Per Share.

	Three months ended		Six months ended
	June 30,		June 30,
(In millions, except per share data)	2000	1999	2000	1999

Net income applicable to common shares	$9.7	$12.8	$19.8	$25.3

Weighted average common shares outstanding, in thousands:

Basic	23,173	24,705	23,322	24,704

Dilutive effect	12	103	43	83

Income per common share:

Basic	$.42	$.52	$.85	$1.03

Diluted	$.42	$.52	$.85	$1.02

Note 5 — Commitments and Contingencies.
      The Company is contingently liable for letters of credit and guarantees to banks aggregating $28.1 million at June 30, 2000.

Note 6 — Comprehensive Income.
      The reconciliation of net income to comprehensive income is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(In millions)	2000	1999	2000	1999

Net income	$9.7	$12.8	$19.8	$25.3

Currency translation adjustment	(0.4)	(1.1)	(1.8)	(3.7)

Comprehensive income	$9.3	$11.7	$18.0	$21.6

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

Note 8 — Dividend.
      During the second quarter 2000 the Company declared a quarterly dividend of $.125 per share outstanding or $2.9 million. The dividend was paid during July of 2000.

Note 9 — Treasury Stock.
      Treasury stock consists of 1.6 million and 1.1 million common shares at June 30, 2000 and December 31, 1999, respectively.

Detroit Diesel Corporation Form 10-Q (continued)

Note 10 — Subsequent Event.
      On July 20, 2000 DDC announced the signing of an agreement to merge with a subsidiary of DaimlerChrysler AG (DaimlerChrysler). Under the terms of the agreement, DaimlerChrysler, a shareholder of DDC that currently owns 21.3% of the outstanding common shares of DDC, will commence a cash tender offer to acquire the remaining 78.7% of the Company at $23.00 per common share for a total transaction value of $423 million. Penske Corporation, which currently owns 48.6% of the outstanding common shares of DDC, has committed to tender its shares to DaimlerChrysler. The Company’s Board of Directors has approved the tender offer and agreement. It is anticipated that the transaction will be completed by the fall of 2000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of
             Operations

Overview

      Detroit Diesel Corporation reported net revenues for the quarter of $538.0 million, compared to record second quarter 1999 revenues of $585.2 million. Net income for the quarter was $9.7 million, or $0.42 per share, compared to $12.8 million, or $0.52 per share, in 1999. First and second quarter 2000 results were impacted by a softening in the North American on-highway heavy-duty truck market. Total second quarter 2000 engine shipments were approximately 40,500 units compared to approximately 42,300 units in the second quarter 1999. Series 60 engine shipments for the quarter declined 17% compared to the second quarter 1999, while the Company’s Series 2000, Series 4000, Series 50 and automotive products all reported increased shipments. Year to date total shipments were approximately 76,900 units compared to approximately 84,700 units in the first six months of 1999, including a decline in two-cycle engine shipments of over 2,000 units due to the Company’s PowerEvolution program. Revenues from parts and remanufactured products for the quarter were $110 million compared to $112 million in the second quarter 1999. Sales of remanufactured products continued to show improvement while service parts revenues were affected by the timing of certain promotion programs.

Detroit Diesel Corporation Form 10-Q (continued)

Results of Operations

      The percentage relationships between net revenues and other elements of the Company’s Consolidated Statements of Income for the comparative reporting periods were:

	Three months ended June 30,		Six months ended June 30,
	2000	1999	2000	1999

Net revenues	100.0%	100.0%	100.0%	100.0%

Cost of sales	76.2%	76.1%	75.7%	76.3%

Gross profit	23.8%	23.9%	24.3%	23.7%

Expenses:

Selling and administrative	15.9%	15.4%	16.3%	15.5%

Research and development	4.8%	4.7%	4.8%	4.4%

Interest	0.5%	0.4%	0.5%	0.4%

Total	21.2%	20.5%	21.6%	20.3%

Income before income taxes	2.6%	3.4%	2.7%	3.4%

Provision for income taxes	0.8%	1.2%	0.9%	1.2%

Net income	1.8%	2.2%	1.8%	2.2%

The Company’s net revenues for each of its markets were:

(In millions)	Three months ended June 30,		Six months ended June 30,
	2000	1999	2000	1999

On-Highway	$323	$380	$658	$759

Off-Road	170	159	326	320

Automotive	45	46	90	98

Net revenues	$538	$585	$1,074	$1,177

Three and Six Months Ended June 30, 2000 Compared to the Three and Six Months Ended June 30, 1999

      Net Revenues. Net revenues for the three and six months ended June 30, 2000 were $538.0 million and $1,074.2 million compared to $585.2 million and $1,176.7 million for the comparable periods in 1999. Total engine shipments for the three and six months ended June 30, 2000 were approximately 40,500 and 76,900 units, respectively, compared to 42,300 and 84,700 for the same periods in 1999. Revenues from parts and remanufactured products decreased 2% to $110.2 million for the three months ended June 30, 2000 compared to the three months ended June 30, 1999, but increased 5% to $234.0 million for the six month period ended June 30, 2000 compared to the same period in 1999. The increase is the result of various marketing programs which have produced continued strong demand for the Company’s four-cycle engine components.
      Net revenues in the on-highway market were $323 million in the second quarter and $658 million year to date compared to $380 million and $759 million for the same periods in 1999. Shipments of the company’s Series 60 engine for on-highway truck applications declined 17% for the quarter ended June 30, 2000 compared to the three months ended June 30, 1999 in conjunction with the anticipated reduction in OEM production within the North American heavy-duty truck market. Shipments to the Company’s coach customers continue to show steady improvement.

Detroit Diesel Corporation Form 10-Q (continued)

      Net revenues in the off-road market were $170 million in the second quarter compared to $159 million in the second quarter 1999 and $326 million for the six months ended June 30, 2000 compared to $320 million for the comparable period in 1999. Two-cycle engine unit volumes declined 26% from the second quarter 1999 as a result of the PowerEvolution program. This decline was off-set by increased demand for the Company’s Series 2000, Series 4000 and Series 60 engines for off-road applications.
      Net revenues in the automotive market were $45 million and $90 million for the three and six month period ended June 30, 2000 compared to $46 million and $98 million for the comparable periods in 1999. Shipments in the second quarter were affected by the timing of customer requirements.

      Gross Profit. Gross profit for the three and six months ended June 30, 2000 was $127.8 million and $261.5 million, respectively, a decrease of $12.3 million and $17.8 million, from the same periods in 1999. Gross margin increased 0.6 percentage points over the six months ended June 30, 1999 to 24.3%. The increase in gross margin on a year to date basis is attributed to a more favorable sales mix of the Company’s heavy-duty engines, increased sales of service parts and remanufactured products, and material cost reductions associated with the Company’s CCVI program.

      Selling and Administrative Expenses. Selling and administrative expenses for the three and six months ended June 30, 2000 were $85.5 million and $174.6 million compared to $90.0 million and $182.4 million, respectively, for the corresponding period in 1999. The decrease in selling and administrative expenses relates to lower variable costs, primarily warranty, as a result of decreased unit volumes.

      Research and Development Expenses. Research and development expenses for the three and six months ended June 30, 2000 were $25.5 million and $52.1 million, compared to $27.7 and $52.3 for the same periods in 1999. Relatively consistent expenditures include development of the next generation of the Series 60 on-highway truck engine and spending for the expanded application of off-road products.

      Interest Expense. Interest expense for the three and six month period ending June 30, 2000 was $2.8 million and $5.0 million, compared to $2.1 million and $4.4 million for the same periods in 1999. The increase is due to higher average debt balances during the current year, mainly as a result of higher working capital requirements and the Company’s stock repurchase program.

      Income Tax Expense. Income tax expense is reported during interim reporting periods on the basis of the Company’s estimated annual effective tax rate for the taxable jurisdictions in which the Company operates. During the first six months, the Company's effective tax rate was 33 1/2%, resulting from realization of certain foreign income tax benefits.

      Net Income. Net income for the three and six months ended June 30, 2000 was $9.7 million and $19.8 million, respectively. This represents a decrease of 24.2% and 21.7%, respectively, over the same periods in 1999. Net income for the three and six months ended June 30, 1999 was $12.8 million and $25.3 million, respectively.

Detroit Diesel Corporation Form 10-Q (continued)

Liquidity and Capital Resources

      Historically, the Company’s primary sources of liquidity have been cash provided by operations and bank borrowings under various revolving lines of credit and bank notes. In May 2000, the Company entered into a new $500 million unsecured revolving credit facility. The $500 million facility is comprised of a five-year $300 million commitment and a 364-day $200 million commitment. Borrowings under these agreements bear interest at LIBOR-based rated, prime-based rates and rates determined by competitive bidding among participating banks.
      The Company’s subsidiary, VM Motori S.p.A. (“VM”), has $95.2 million in unsecured lines of credit with several banks. Included in this amount is $7.4 million in the form of a long-term credit facility. At June 30, 2000, VM had available credit of approximately $59.6 million under lines of credit.
      Cash used in operations for the six months ended June 30, 2000 was approximately $5.4 million. Operating cash flows were affected by increased working capital requirements and the Company’s stock repurchase program. Capital expenditures were $23.6 million for the first six months of 2000 and were used to upgrade existing machinery, equipment and tooling.
      The Company is subject to the risk of changes in foreign currency exchange rates due to its operations located outside of the United States. Changes in foreign currency exchange rates are generally reported as a component of stockholders’ equity for the Company’s foreign subsidiaries reporting in local currencies and as a component of income for its foreign subsidiaries using the US Dollar as the functional currency. Changes in the value of the Italian Lira, the Singapore Dollar and the Brazilian Real impact the Company’s translation adjustments. Changes in the value of the Mexican Peso could affect the Company’s results of operations and financial position. Additionally, the Company has recorded liabilities approximating 19.7 million in Deutschmarks (“DM”) and 14.5 million in Euros as of June 30, 2000. Changes in the value of the Euro versus the United States Dollar will affect the Company’s results of operations and financial position.
      The Company expects that it will be able to satisfy on-going cash requirements (including capital expenditures, expenditures for environmental compliance and other projects), for the next twelve months and thereafter, with cash flows from operations, supplemented, if necessary, by borrowings under its $500 million primary revolving credit facility.

Prospective Information

      Based upon recent information, the Company anticipates reduced demand in the on-highway heavy-duty truck market throughout 2000. Current information suggests a reduction of approximately 25% to 30% in the production of North American on-highway heavy-duty trucks from the record levels achieved in 1999. The Company anticipates third quarter production to be substantially below prior year levels, and in light of these expected production declines, has increased the emphasis on cost reduction to remain competitive and enhance profitability.
       The Company has undertaken cost reduction programs, such as CCVI, to help offset the effect of the reduced demand in the truck market. Additionally, Series 2000 and Series 4000 engine shipments are expected to continue to increase. Improvement in the Company’s after-market service parts and remanufactured products business is also expected to be realized during 2000 and beyond. These actions are currently not expected to completely offset the overall effect of the anticipated truck

Detroit Diesel Corporation Form 10-Q (continued)

market decline. The Company continues to pursue customers for its new automotive offerings both in North America and in Europe.
      It is anticipated that the cash tender offer announced on July 20, 2000 by DaimlerChrysler (DCX) to acquire the remaining 78.7% of the outstanding common stock of Detroit Diesel that it does not currently own will be completed by the fall of 2000. At that time, Detroit Diesel would be merged with a subsidiary of DaimlerChrysler and become a wholly-owned subsidiary of DCX. Detroit Diesel’s Board of Directors has approved the tender offer and the agreement.

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

Detroit Diesel Corporation Form 10-Q (continued)

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

	Exhibit Number	Description

	27	Financial Data Schedule

(b)	No reports on Form 8-K were required for this reporting period.

Detroit Diesel Corporation Form 10-Q (continued)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DETROIT DIESEL CORPORATION

Date:	August 11, 2000

By: /s/ R. E. Belts

R. E. Belts

Its: Senior Vice President-Finance and Chief Financial Officer (Principal Financial Officer)

Detroit Diesel Corporation Form 10-Q (continued)

EXHIBIT INDEX

      The following constitutes the exhibits to the Quarterly Report on Form 10-Q of the Company for the period ended June 30, 2000:

Exhibit Number	Exhibit	Sequential Page Number
27	Financial Data Schedule	16